Form 10-Q
period 2018-09-30
CONSTELLATION PHARMACEUTICALS INC
filed 2018-11-08
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2018, the registrant had 25,784,867 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•

our ongoing clinical trials, including our Phase 1b/2 clinical trial of CPI-1205 for the treatment of metastatic castration-resistant prostate cancer in combination with either enzalutamide or abiraterone acetate, which we refer to as ProSTAR; our Phase 1b/2 clinical trial of CPI-1205 for the treatment of patients with solid tumors in combination with ipilimumab or pembrolizumab, which we refer to as ORION-E; and our Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib in patients with myelofibrosis, which we refer to as MANIFEST;

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

Constellation Pharmaceuticals, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$128,475	$16,404
Prepaid expenses and other current assets	3,537	1,318

Total current assets	132,012	17,722
Property and equipment, net	825	1,121
Restricted cash	425	242
Other assets	—	18

Total assets	$133,262	$19,103

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,309	$2,799
Accrued expenses and other current liabilities	6,212	4,229
Current portion of long-term debt, net of discount	—	4,103

Total current liabilities	10,521	11,131
Preferred stock warrant liability	—	254
Deferred rent, net of current portion	176	317
Other long-term liabilities	2	6

Total liabilities	10,699	11,708

Commitments and contingencies (Note 11)
Convertible preferred stock (Series A, B, D, E, E-1 and F), $0.001 par value; no shares and 119,391,806 shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares and 118,867,177 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $0 and $178,762 at September 30, 2018 and December 31, 2017, respectively	—	173,228
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 and 0 shares authorized at September 30, 2018 and December 31, 2017, respectively; none issued and none outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.0001 par value; 200,000,000 and 161,162,923 shares authorized at September 30, 2018 and December 31, 2017, respectively; 25,784,867 and 1,193,259 shares issued at September 30, 2018 and December 31, 2017, respectively; 25,784,442 and 962,898 shares outstanding at September 30, 2018 and December 31, 2017, respectively	3	—
Additional paid-in capital	336,453	8,079
Accumulated deficit	(213,893)	(173,912)

Total stockholders’ equity (deficit)	122,563	(165,833)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$133,262	$19,103

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	12,733	7,690	32,143	22,564
General and administrative	3,680	1,981	8,469	4,636

Total operating expenses	16,413	9,671	40,612	27,200

Loss from operations	(16,413)	(9,671)	(40,612)	(27,200)

Other income (expense):
Interest income	482	45	859	111
Interest expense	(7)	(246)	(228)	(799)
Change in fair value of preferred stock tranche liability	—	90	—	4,443

Total other income (expense), net	475	(111)	631	3,755

Net loss and comprehensive loss	(15,938)	(9,782)	(39,981)	(23,445)
Cumulative dividends on convertible preferred stock	—	(4,818)	—	(13,342)

Net loss attributable to common stockholders	$(15,938)	$(14,600)	$(39,981)	$(36,787)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(15.18)	$(5.45)	$(38.43)

Weighted average common shares outstanding, basic and diluted	19,619,239	961,838	7,332,052	957,139

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(39,981)	$(23,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	415	341
Stock-based compensation expense	2,516	574
Non-cash interest expense	45	267
Change in fair value of preferred stock warrant liability	110	43
Change in fair value of preferred stock tranche liability	—	(4,443)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,219)	(849)
Accounts payable	1,481	(1,113)
Accrued expenses and other current liabilities	2,399	(207)
Deferred rent	(87)	134
Other assets	18	—

Net cash used in operating activities	(35,303)	(28,698)

Cash flows from investing activities:
Purchases of property and equipment	(124)	(538)

Net cash used in investing activities	(124)	(538)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	55,801	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	99,606	24,231
Payments on long-term debt, including final payment	(4,698)	(4,928)
Proceeds from repayment of promissory notes issued upon early exercise of stock options	290	—
Payments of initial public offering costs	(3,524)	—
Proceeds from issuance of common stock upon stock option exercises	127	52
Proceeds from exercises of common stock warrants	79	—

Net cash provided by financing activities	147,681	19,355

Net increase (decrease) in cash, cash equivalents and restricted cash	112,254	(9,881)
Cash, cash equivalents and restricted cash at beginning of period	16,646	37,162

Cash, cash equivalents and restricted cash at end of period	$128,900	$27,281

Supplemental disclosure of cash flow information:
Interest paid	$105	$489

Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable	$—	$27
Vesting of common stock subject to repurchase	$4	$6
Deferred offering costs included in accounts payable and accrued expenses	$114	$—

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

On July 23, 2018, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 4,000,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $52.2 million after deducting underwriting discounts, commissions and offering costs.

Upon closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into shares of common stock (see Note 7). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital. The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and most recently, with proceeds from the IPO completed in July 2018. The Company has incurred recurring losses since inception, including net losses of $15.9 million and $40.0 million for the three and nine months ended September 30, 2018, respectively, and $35.4 million for the year ended December 31, 2017. As of September 30, 2018, the Company had an accumulated deficit of $213.9 million. The Company expects to continue to generate operating losses in the foreseeable future. As of November 8, 2018, the issuance date of the interim financial statements, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the interim financial statements.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The balance sheet at December 31, 2017 was derived from audited financial statements but does not include all disclosures required by GAAP. The accompanying unaudited condensed financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto for the year ended December 31, 2017 included in the Company’s Registration Statement on Amendment No. 1 to Form S-1, File No. 333-225822 filed with the SEC on July 9, 2018. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2018 and results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been made. The Company’s results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2018.

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

Fair Value Measurements

Certain assets and liabilities are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The Company’s cash equivalents and preferred stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of December 31, 2017 (see Note 6) approximated fair value (a Level 3 measurement) based on interest rates currently available to the Company.

Revenue Recognition

On January 1, 2018, the Company adopted the new revenue standard, discussed below under the heading “Recently Adopted Accounting Pronouncements”, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. For both public and nonpublic entities, the standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2017-09 did not have a material impact the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2018 and for interim periods within those fiscal years. For non-public entities and emerging growth companies that choose to take advantage of the extended transition period, the guidance is effective for annual reporting periods beginning after December 15, 2019. Early adoption is permitted for all entities. ASU 2016-02 initially required adoption using a modified retrospective approach, under which all years presented in the financial statements would be prepared under the revised guidance. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), which added an optional transition method under which financial statements may be prepared under the revised guidance for the year of adoption, but not for prior years. Under the latter method, entities will recognize a cumulative catch-up adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating whether to early adopt ASU 2016-02, the method of adoption of this guidance and the impact that the adoption of ASU 2016-02 will have on its financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, this guidance is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company does not anticipate a material impact to disclosures as a result of the adoption of ASU 2018-13.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$128,475	$—	$—	$128,475

	$128,475	$—	$—	$128,475

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$16,404	$—	$—	$16,404

	$16,404	$—	$—	$16,404

Liabilities:
Preferred stock warrant liability	$—	$—	$254	$254

	$—	$—	$254	$254

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

The preferred stock warrant liability represented the fair values of warrants to purchase Series B convertible preferred stock. The fair values of the warrants were based on significant inputs not observable in the market, which represented a Level 3 measurement within the fair value hierarchy. Prior to the IPO, the Company’s valuation of the preferred stock warrants utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the preferred stock warrants. The Company assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained.

The quantitative elements associated with the Company’s Level 3 inputs impacting the fair value measurement of the preferred stock warrant liability included the fair value per share of the underlying convertible preferred stock, the remaining contractual term of the warrants, risk-free interest rate, expected dividend yield and expected volatility of the price of the underlying convertible preferred stock. The Company determined the fair value per share of the underlying preferred stock by taking into consideration its most recent sales of its convertible preferred stock as well as additional factors that the Company deemed relevant. The Company historically has been a private company and lacked company-specific historical and implied volatility information of its stock. Therefore, it estimated its expected stock volatility based on the historical volatility of a representative group of public companies in the biotechnology industry for the expected terms. The risk-free interest rate was determined by reference to the U.S. Treasury yield curve for time periods approximately equal to the expected terms. The Company estimated a 0% dividend yield based on the expected dividend yield and the fact that the Company has never paid or declared dividends.

The following table provides a roll forward of the aggregate fair values of the Company’s warrants to purchase convertible preferred stock for which fair value was determined by Level 3 inputs (in thousands):

Preferred Stock Warrant Liability
Balance at December 31, 2017	$254
Change in fair value of warrants recorded in interest expense	110
Reclassification to additional paid-in capital in connection with initial public offering	(364)

Balance at September 30, 2018	$—

4. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued employee compensation and benefits	$1,857	$1,867
Accrued external research and development expense	3,793	1,347
Accrued professional fees	103	233
Accrued final debt payment	—	557
Other	459	225

	$6,212	$4,229

5. Collaboration Agreement

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through September 30, 2018 and December 31, 2017, the Company received funding totaling $7.4 million and $7.2 million, respectively, from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense.

The LLS Agreement requires the Company to make payments to LLS upon the Company’s achievement of specified milestones that could total up to $25.0 million in aggregate (see Note 11).

6. Debt

The Company entered into a loan and security agreement with Oxford Finance LLC and Silicon Valley Bank in April 2016 (the “2016 Loan Agreement”), pursuant to which the Company borrowed $11.8 million. The 2016 Loan Agreement obligated the Company to make monthly, interest-only payments until November 1, 2016 and, thereafter, to pay 21 consecutive, equal monthly installments of principal plus interest from November 1, 2016 through July 1, 2018. The 2016 Loan Agreement bore interest at an annual rate of 7.6%. In addition, a final payment equal to 5.0% of the original principal amount was due upon the final principal payment for the tranche, which amount was being accreted over the term of the debt, using the effective interest method. As of December 31, 2017, the total amount accrued included in accrued expenses and other current liabilities was $0.6 million. The effective annual interest rate of the outstanding debt under the 2016 Loan Agreement was approximately 12%. Borrowings under the 2016 Loan Agreement matured on July 1, 2018 and were collateralized by substantially all of the Company’s personal property, other than its intellectual property, and by a negative pledge on intellectual property. The remaining outstanding principal balance and final payment of $1.2 million in aggregate were paid on July 3, 2018 in accordance with the terms of the 2016 Loan Agreement.

7. Convertible Preferred Stock

As of September 30, 2018, the Company had issued Series A, Series B, Series D, Series E, Series E-1 and Series F convertible preferred stock (collectively the “Preferred Stock”). Prior to the IPO, the Preferred Stock was classified outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the control of the Company.

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

As of December 31, 2017, the Preferred Stock consisted of the following (in thousands, except share amounts):

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

On July 23, 2018, upon the closing of the Company’s IPO, all outstanding convertible preferred stock automatically converted into shares of common stock.

Prior to the closing of the IPO, the holders of the Preferred Stock had the following rights and preferences:

Voting

The holders of Preferred Stock were entitled to vote, together with the holders of common stock, on matters submitted to stockholders for a vote. The holders of Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which each such share of Preferred Stock could then convert.

Conversion

Each share of Preferred Stock was convertible at the option of the holder at any time after the date of issuance. Each share of Preferred Stock would have been automatically converted into shares of common stock at the applicable conversion ratio then in effect (i) upon the closing of a firm commitment public offering with at least $35 million of gross proceeds to the Company, and at a price of at least $1.00 per share, subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization, or, (ii) upon the written consent of at least a majority of the holders of the then-outstanding shares of Preferred Stock voting together as a single class on an as-converted basis. The conversion ratio of each series of Preferred Stock was determined by dividing the Original Issue Price of each series by the Conversion Price of each series. The Original Issue Price was $1.00 per share for Series A convertible preferred stock, (“Series A”), $1.20 per share for Series B convertible preferred stock (“Series B”), $1.60 per share for Series D convertible preferred stock (“Series D”), $2.25 per share for Series E convertible preferred stock (“Series E”), $1.75 per share for Series E-1 convertible preferred stock and $1.00 per share for Series F convertible preferred stock (“Series F”). The Conversion Price, as adjusted for Series E in 2016 as a result of the issuance of Series E-1 preferred stock at a price per share of less than the conversion price of Series E preferred stock, was $11.01 per share for Series A, $13.21 per share for Series B, $17.61 per share for Series D, $19.27 per share for Series E, $19.27 per share for Series E-1 and $11.01 per share for Series F, subject, in each case, to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization and other adjustments as set forth in the Company’s certificate of incorporation, as amended and restated.

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

As of March 22, 2018, the holders of Preferred Stock were no longer entitled to cumulative dividends. Prior to the closing of the IPO, the holders of Series E, Series E-1 and Series F Preferred Stock were entitled to receive, prior to or simultaneously with the holders of Series A, Series B and Series D Preferred Stock, non-cumulative dividends at the rate of eight percent (8%) per annum, of the Series E, Series E-1 and Series F Original Issue Price, as applicable, per annum on each then-outstanding share of Series E, Series E-1 and Series F Preferred Stock. The holders of Series A, Series B and Series D Preferred Stock were entitled to receive non-cumulative dividends at the rate of eight percent (8%) per annum, of the Original Issue Price, as applicable, per annum on each then-outstanding share, subject to the rights of the Series E, Series E-1 and Series F described above. Holders of Series A, Series B, Series D, Series E, Series E-1 and Series F Preferred Stock were entitled to receive dividends only when, as, and if declared by the Company’s board of directors. The Company could not declare, pay or set aside any dividends on shares of any other series of capital stock of the Company, other than dividends on common stock payable in common stock, unless the holders of the Preferred Stock first received, or simultaneously received, a dividend on each outstanding share of Preferred Stock in an amount at least equal to the greater of (i) 8% per share, on a calendar-year basis, subject to appropriate adjustment in the event of any stock split, stock dividend, combination or other similar recapitalization with respect to such shares, and (ii) the amount of dividend payable on the Preferred Stock calculated as if all shares of Preferred Stock had been converted to common stock. No dividends had been declared or paid as of July 23, 2018.

Liquidation

In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company or Liquidating Event (as described below), the holders of shares of Series E, Series E-1 and Series F Preferred Stock would have received, in preference to the holders of the Series A, Series B and Series D Preferred Stock or common stock, an amount equal to the Original Issue Price per share of the respective share of Preferred Stock, plus all dividends declared but unpaid, or other dividends required to be paid, on such shares. In the event that the assets available for distribution to the Company’s stockholders were not sufficient to permit payment to the holders of Series E, Series E-1 and Series F Preferred Stock in the full amount to which they were entitled, the assets available for distribution would have been distributed on a pro rata basis among the holders of the Series E, Series E-1 and Series F Preferred Stock.

After the payment of the full liquidation amounts to the holders of the Series E, Series E-1 and Series F Preferred Stock, but before any distribution or payment to holders of common stock, the holders of Series A, Series B and Series D Preferred Stock would have received an amount equal to the Original Issue Price per share of the respective share of Preferred Stock, plus all dividends declared but unpaid, or other dividends required to be paid, on such shares. In the event that the assets available for distribution to the Company’s stockholders were not sufficient to permit payment to the holders of Series A, Series B, Series D, Series E, Series E-1 and Series F Preferred Stock in the full amount to which they were entitled, then, after the payment of any preferential amounts required to be paid to the Series E, Series E-1 and Series F Preferred Stock, the assets available for distribution would be distributed on a pro rata basis among the holders of the Series A, Series B and Series D Preferred Stock. After the payment of all preferential amounts to the holders of the Preferred Stock then, to the extent available, the remaining assets available for distribution would have been distributed among the holders of common stock, pro rata based on the number of shares held by each such holder.

Unless the holders of a majority of the then-outstanding shares of Series A, Series B and Series D Preferred Stock, voting together as a single class on an as-converted to common stock basis and a majority of the outstanding shares of Series E, Series E-1 and Series F Preferred Stock voting together as a single class on an as-converted basis, elected otherwise, a Liquidating Event includes a merger or consolidation (other than one in which stockholders of the Company own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the assets of the Company.

8. Warrants to Purchase Convertible Preferred Stock

The Company issued warrants to purchase convertible preferred stock in 2013 and 2014 for the purchase of 375,000 shares of Series B Preferred Stock. Upon the closing of the IPO in July 2018, these warrants became warrants to purchase 34,062 shares of common stock at which time the Company reclassified the carrying value of the warrants to additional paid-in capital.

Prior to the warrants becoming warrants to purchase common stock, the Company was required to remeasure the fair value of the liability for these preferred stock warrants at each reporting date since their grant date, with any adjustments recorded in interest expense. The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model, and the resulting change in fair value was recorded in interest expense in the Company’s statements of operations and comprehensive loss.

The following table summarizes the Company’s outstanding preferred stock warrants as of December 31, 2017 (in thousands, except share and per share amounts):

Issuance Date	Term (in Years)	Convertible Preferred Stock	Number of Preferred Shares Issuable under Warrant	Exercise Price	Warrant Fair Value as of December 31, 2017
June 28, 2013	10	Series B	125,000	$1.20	$84
September 30, 2014	10	Series B	250,000	$1.20	170

			375,000		$254

9. Equity

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

Warrants to Purchase Common Stock

As of December 31, 2017, the Company had outstanding warrants to purchase 112,900 shares of common stock with an exercise price of $1.55 per share. Upon the closing of the IPO in July 2018, the Company’s preferred stock warrants became warrants to purchase 34,062 shares of common stock with an exercise price of $13.22 per share. In August 2018, 51,032 warrants with an exercise price of $1.55 per share were exercised. As of September 30, 2018, the Company has outstanding warrants to purchase common stock as follows:

Issue Date	Term (in years)	Exercise Price	Number of Common Shares Issuable under Warrant
May 23, 2011	10	$1.55	61,868
June 28, 2013	10	$13.22	11,354
September 30, 2014	10	$13.22	22,708

			95,930

10. Stock-Based Compensation

2008 Stock Incentive Plan

The Company’s 2008 Stock Incentive Plan (the “2008 Plan”) provided for the Company to grant incentive stock options or nonqualified stock options, restricted stock, restricted stock units and other equity awards to employees, directors, consultants and advisors of the Company. The 2008 Plan was administered by the board of directors or, at the discretion of the board of directors, by a committee of the board of directors. The board of directors could also delegate to one or more officers of the Company the power to grant awards to employees and certain officers of the Company. The exercise prices, vesting and other restrictions were determined at the discretion of the board of directors, or its committee if so delegated. Stock options granted under the 2008 Plan with service-based vesting conditions generally vest over four years and expire after ten years.

The total number of shares of common stock that were authorized for issuance under the 2008 Plan was 4,039,829 shares. Upon effectiveness of the Company’s 2018 Equity Incentive Plan, the (“2018 Plan”) in July 2018, the remaining 245,557 shares available under the 2008 Plan became available for issuance under the 2018 Plan and no future issuance will be made under the 2008 Plan. Additionally, outstanding options under the 2008 Plan that expired, terminated, are surrendered or canceled without having been fully exercised will be available for future awards under the 2018 Plan.

The exercise price for stock options granted is not less than the fair value of common shares as determined by the board of directors as of the date of grant. The Company’s board of directors valued the Company’s common stock, taking into consideration its most recently available valuation of common stock performed by third parties as well as additional factors which may have changed since the date of the most recent contemporaneous valuation through the date of grant.

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 2,779,544 plus the 245,557 shares of common stock remaining available for issuance under the 2008 Plan as of that date. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2008 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of September 30, 2018, 1,979,254 shares remained available for future issuance under the 2018 Plan.

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

Stock Option Issuances

During the nine months ended September 30, 2018, the Company granted options to employees, consultants and directors for the purchase of 2,033,142 shares of common stock with a weighted average exercise price of $9.67 per share and a weighted average grant-date fair value of $6.86 per share.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development expenses	$566	$158	$1,068	373
General and administrative expenses	678	155	1,448	201

Total	$1,244	$313	$2,516	$574

As of September 30, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $16.6 million, which is expected to be recognized over a weighted average period of 3.4 years.

11. Commitments and Contingencies

Operating Leases

In September 2018, the Company executed the Fourth Amendment to its non-cancellable operating lease. The terms of the amendment expanded the size of the leased premises to include additional space in the leased facility as of February 2019. The lease for the original leased premises expires in June 2020. The lease term for the expansion premises expires in February 2022. Under the terms of the lease as amended, the Company maintains a $0.4 million letter of credit as security for its leased facility. The underlying cash securing this letter of credit has been classified as non-current restricted cash in the accompanying balance sheets. The lease as amended includes annual rent escalations and rent holidays, which are accrued, such that rent expense is recognized on a straight-line basis over the terms of occupancy.

The following table summarizes the future minimum payments due under the operating lease as amended, as of September 30, 2018 (in thousands):

Year Ending December 31,
2018 (three months ending December 31)	$608
2019	3,245
2020	2,124
2021	898
2022	152

$7,027

Rent expense for each of the three months ended September 30, 2018 and 2017 was $0.6 million. Rent expense for each of the nine months ended September 30, 2018 and 2017 was $1.7 million.

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of September 30, 2018 and December 31, 2017, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of September 30, 2018 and December 31, 2017, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2018 or December 31, 2017.

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

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(15,938)	$(9,782)	$(39,981)	$(23,445)
Plus: Cumulative dividends on convertible preferred stock	—	(4,818)	—	(13,342)

Net loss attributable to common stockholders	$(15,938)	$(14,600)	$(39,981)	$(36,787)

Denominator:
Weighted average common shares outstanding, basic and diluted	19,619,239	961,838	7,332,052	957,139

Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(15.18)	$(5.45)	$(38.43)

The Company’s potential dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	September 30,
	2018	2017
Convertible preferred shares (as converted to common stock)	—	11,441,136
Warrants for the purchase of convertible preferred stock (as converted to common stock)	—	34,062
Warrants for the purchase of common stock	95,930	112,900
Common stock issued for promissory notes	—	229,357
Options to purchase common stock	3,642,747	1,607,810

	3,738,677	13,425,265

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.1 million for each of the three months ended September 30, 2018 and 2017, and $0.2 million for each of the nine months ended September 30, 2018 and 2017.

14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Overview

We are a clinical-stage biopharmaceutical company developing novel therapeutics that selectively modulate gene expression to address serious unmet medical needs in patients with cancer. We have a deep understanding of how epigenetic and chromatin modifications in cancer cells and in the tumor and immune microenvironment play a fundamental role in driving disease progression and drug resistance. We are driving development of the EZH2 inhibitors CPI-1205 and CPI-0209 for the treatment of metastatic castration-resistant prostate cancer and other cancers as well as the BET inhibitor CPI-0610 for the treatment of myelofibrosis. We are also applying our broad research and development capabilities to explore other novel targets that directly and indirectly impact gene expression to fuel a sustainable pipeline of innovative small-molecule product candidates. We believe that we are well-positioned to determine proof of concept with each of our lead product candidates in mid-2019 and, if successful, to advance them into pivotal clinical trials in these indications.

As of September 30, 2018, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements and borrowings under loan agreements. In July 2018 we completed an initial public offering, or IPO, of our common stock and issued and sold 4,000,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $52.2 million after deducting underwriting discounts, commissions and offering costs. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the three and nine months ended September 30, 2018, we reported a net loss of $15.9 million and $40.0 million, respectively. As of September 30, 2018, we had an accumulated deficit of $213.9 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•

continue our Phase 1b/2 clinical trial of CPI-1205 for the treatment of metastatic castration-resistant prostate cancer in combination with either enzalutamide or abiraterone acetate, which we refer to as PROSTAR; our Phase 1b/2 clinical trial of CPI-1205 for the treatment of patients with solid tumors in combination with ipilimumab or pembrolizumab, which we refer to as ORION-E; and our Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib in patients with myelofibrosis, which we refer to as MANIFEST;

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

•	acquire or in-license products, product candidates or technologies;

•	maintain, expand, enforce, defend and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and administrative personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company.

We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution. Further, we expect to incur additional costs associated with operating as a public company.

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

As of September 30, 2018, we had cash and cash equivalents of $128.5 million. We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “– Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. During the three months ended September 30, 2018 and 2017, funding by LLS of research and development expenses of $0.0 and $0.3 million, respectively, were recorded as a reduction of our research and development expenses. During the nine months ended September 30, 2018 and 2017, funding by LLS of research and development expenses of $0.2 million and $0.6 million, respectively, were recorded as a reduction of our research and development expenses.

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

Interest Expense

Interest expense consists of interest expense on outstanding borrowings under our April 2016 loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or the 2016 Loan Agreement, as well as amortization of debt discount and debt issuance costs. Interest expense also consists of the change in the fair value of our preferred stock warrants. In connection with the 2016 Loan Agreement, we issued warrants to purchase Series B preferred stock. We classified these warrants as a liability on our balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as interest expense in our statements of operations and comprehensive loss.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	12,733	7,690	5,043
General and administrative	3,680	1,981	1,699

Total operating expenses	16,413	9,671	6,742

Loss from operations	(16,413)	(9,671)	(6,742)

Other income (expense):
Interest income	482	45	437
Interest expense	(7)	(246)	239
Change in preferred stock tranche liability	—	90	(90)

Total other income (expense), net	475	(111)	586

Net loss	$(15,938)	$(9,782)	$(6,156)

Research and Development Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$4,086	$936	$3,150
CPI-0610	876	585	291
CPI-0209	1,796	574	1,222
Preclinical pipeline	639	884	(245)
Unallocated expenses:
Personnel related (including stock-based compensation)	3,269	2,757	512
Laboratory supplies and consumables	675	635	40
Facility related and other	1,392	1,319	73

Total research and development expenses	$12,733	$7,690	$5,043

Research and development expenses were $12.7 million for the three months ended September 30, 2018 compared to $7.7 million for the three months ended September 30, 2017. The increase in costs related to our CPI-1205 program was primarily due to our ProSTAR trial, which we initiated in the fourth quarter of 2017, and our ORIOn-E trial, which we initiated in the first quarter of 2018. The increase in costs related to our second-generation EZH2 inhibitor CPI-0209 program in the third quarter of 2018 was primarily due to commencement of process chemistry and IND-enabling study expenses. The decrease in preclinical pipeline expenses was primarily due to the stage of development of our current pipeline candidates.

The increase in personnel related costs was primarily due to an increase in stock-based compensation expense and overall compensation in our research and development function. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $0.6 million and $0.2 million, respectively.

General and Administrative Expenses

	Three Months Ended September 30,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,069	$907	$1,162
Professional and consultant fees	686	657	29
Facility related and other	925	417	508

Total general and administrative expenses	$3,680	$1,981	$1,699

General and administrative expenses for the three months ended September 30, 2018 were $3.7 million, compared to $2.0 million for the three months ended September 30, 2017. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel-related costs for the three months ended September 30, 2018 and 2017 included stock-based compensation expense of $0.7 million and $0.2 million, respectively. Facility related and other costs increased by $0.5 million primarily due to franchise taxes, insurance expense and ongoing business activities, due to increased costs to operate as a public company.

Other Income (Expense)

Interest Income

Interest income increased to $0.5 million for the three months ended September 30, 2018 from less than $0.1 million for the three months ended September 30, 2017 due to higher invested balances.

Interest Expense

Interest expense was less than $0.1 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in interest expense was due to the repayment of amounts owed under the 2016 Loan Agreement in July 2018.

Change in Fair Value of Preferred Stock Tranche Liability

The change in the fair value of our preferred stock tranche liability resulted in income of $0.1 million for the three months ended September 30, 2017 resulting from the decrease in fair value of the Series E-1 Tranche Right (liability).

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—

Operating expenses:
Research and development	32,143	22,564	9,579
General and administrative	8,469	4,636	3,833

Total operating expenses	40,612	27,200	13,412

Loss from operations	(40,612)	(27,200)	(13,412)

Other income (expense):
Interest income	859	111	748
Interest expense	(228)	(799)	571
Change in preferred stock tranche liability	—	4,443	(4,443)

Total other income (expense), net	631	3,755	(3,124)

Net loss	$(39,981)	$(23,445)	$(16,536)

Research and Development Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$9,318	$2,532	$6,786
CPI-0610	2,504	2,352	152
CPI-0209	3,110	1,258	1,852
Preclinical pipeline	1,718	3,076	(1,358)
Unallocated expenses:
Personnel related (including stock-based compensation)	9,552	7,947	1,605
Laboratory supplies and consumables	1,973	1,889	84
Facility related and other	3,968	3,510	458

Total research and development expenses	$32,143	$22,564	$9,579

Research and development expenses were $32.1 million for the nine months ended September 30, 2018 compared to $22.6 million for the nine months ended September 30, 2017. The increase in costs related to our CPI-1205 program was primarily due to our ProSTAR trial, which we initiated in the fourth quarter of 2017, and our ORIOn-E trial, which we initiated in the first quarter of 2018. The increase in costs related to our second-generation EZH2 inhibitor CPI-0209 program in the nine months ended September 30, 2018 was primarily due to commencement of process chemistry and IND-enabling study expenses. The decrease in preclinical pipeline expenses was primarily due to the stage of development of our current pipeline candidates.

The increase in personnel related costs was primarily due to an increase in headcount, overall compensation and stock-based compensation expense in our research and development function. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.1 million and $0.4 million, respectively. The increase in facility related and other expenses was primarily due to increased depreciation expense from software purchased in 2017 and increased travel expenses.

General and Administrative Expenses

	Nine Months Ended September 30,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,544	$2,171	$2,373
Professional and consultant fees	2,022	1,306	716
Facility related and other	1,903	1,159	744

Total general and administrative expenses	$8,469	$4,636	$3,833

General and administrative expenses for the nine months ended September 30, 2018 were $8.5 million, compared to $4.6 million for the nine months ended September 30, 2017. The increase in personnel related costs was primarily due to increased headcount and stock-based compensation expense. Personnel-related costs for the nine months ended September 30, 2018 and 2017 included stock-based compensation expense of $1.5 million and $0.2 million, respectively. Professional and consulting fees increased due to investor and public relations, and legal fees. Facility and other fees increased due to franchise taxes, insurance expense and ongoing business activities, due to operating as a public company.

Other Income (Expense)

Interest Income

Interest income increased to $0.9 million for the nine months ended September 30, 201 from $0.1 million for the nine months ended September 30, 2017 due to higher invested balances.

Interest Expense

Interest expense was $0.2 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in interest expense was due to the lower outstanding balance of debt as a result of repayment of principal balance and the repayment of amounts owed under the 2016 Loan Agreement in July 2018.

Change in Fair Value of Preferred Stock Tranche Liability

The change in the fair value of our preferred stock tranche liability resulted in income of $4.4 million for the nine months ended September 30, 2017 resulting from the decrease in fair value of the Series E-1 Tranche Right (liability).

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As of September 30, 2018, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements and borrowings under loan agreements. As of September 30, 2018, we had cash and cash equivalents of $128.5 million. The remaining outstanding principal balance and final payment of $1.2 million in aggregate were paid on July 3, 2018. No amounts remained available for borrowing under the 2016 Loan Agreement. In July 2018, we completed an IPO of our common stock and issued and sold 4,000,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $52.2 million after deducting underwriting discounts, commissions and offering costs.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash used in operating activities	$(35,303)	$(28,698)
Cash used in investing activities	(124)	(538)
Cash provided by financing activities	147,681	19,355

Net increase (decrease) in cash, cash equivalents and restricted cash	$112,254	$(9,881)

Operating Activities

During the nine months ended September 30, 2018, operating activities used $35.3 million of cash, primarily resulting from our net loss of $40.0 million, partially offset by net non-cash expense of $3.1 million and net cash provided by changes in our operating assets and liabilities of $1.6 million. Net cash provided by changes in our operating assets and liabilities for the nine months ended September 30, 2018 consisted primarily of a $3.8 million increase in accounts payable and accrued expenses and other current liabilities as partially offset by a $2.2 million increase in prepaid expenses and other current assets.

During the nine months ended September 30, 2017, operating activities used $28.7 million of cash, primarily resulting from our net loss of $23.4 million, net non-cash income of $3.2 million and net cash used by changes in our operating assets and liabilities of $2.0 million. Net cash used by changes in our operating assets and liabilities for the nine months ended September 30, 2017 consisted primarily of a $1.3 million decrease in accounts payable and accrued expenses and other current liabilities and a $0.8 million increase in prepaid expenses and other current assets.

Investing Activities

During the nine months ended September 30, 2018 and 2017, net cash used in investing activities was $0.1 million and $0.5 million, respectively, due to purchases of property and equipment. The purchases of property and equipment during the nine months ended September 30, 2018 related to equipment and software purchases as we expanded our discovery activities. The purchases of property and equipment during the nine months ended September 30, 2017 related to purchases of new laboratory equipment.

Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $147.7 million, consisting primarily of net proceeds from the issuance of Series F preferred stock of $99.6 million and net proceeds from our IPO of $52.2 million, partially offset by payments of $4.7 million on long-term debt and the final payment under the 2016 Loan Agreement.

During the nine months ended September 30, 2017, net cash provided by financing activities was $19.4 million, consisting primarily $24.2 million in proceeds from the issuance of convertible preferred stock, partially offset by payments of $4.9 million on long-term debt under the 2016 Loan Agreement.

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

As of September 30, 2018, we had cash and cash equivalents of $128.5 million. We believe that our cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

Until such time as we can generate substantial product revenue, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or drug candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, limit, reduce or terminate our research, product development or future commercialization efforts, or grant rights to develop and market drug candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 years	More than 5 Years
	(in thousands)
Operating lease commitment (1)	$7,027	$3,015	$3,635	$377	$—

Total	$7,027	$3,015	$3,635	$377	$—

(1)

Amounts in table reflects payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that expires in June 2020 with respect to 36,309 square feet and February 2022 with respect to 11,237 square feet.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are not known.

The LLS Agreement requires us to make certain milestone payments to LLS, that could total up to $25.0 million in aggregate, upon our receipt of payments associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of September 30, 2018, we were unable to estimate the timing or likelihood of achieving these milestones.

We have also entered into license agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of September 30, 2018, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 19, 2018, the following involve the most judgment and complexity:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2018, we had cash and cash equivalents of $128.5 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded based upon the evaluation described above that, as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below.

In preparation of our financial statements to meet the requirements applicable to our initial public offering, we identified a material weakness in the internal controls over our financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Specifically, we did not design and maintain effective controls over the completeness and review of the presentation and computation of net loss per share attributable to common stockholders as well as over the presentation of outstanding common shares in the statement of equity. This control deficiency could result in a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, and accordingly, we determined that the control deficiency constitutes a material weakness.

The material weakness also resulted in immaterial changes to our previously reported net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted, for the years ended December 31, 2016 and 2017. These immaterial errors were corrected prior to the filing of our Registration Statement on Form S-1 with the SEC on June 22, 2018.

Management’s Remediation Initiatives

Management is pursuing the implementation of corrective measures to address the material weakness described above. In an effort to remediate the identified material weakness and enhance our internal controls, we have initiated the following series of measures:

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Since inception, we have incurred significant operating losses. Our net loss was $40.0 million for the nine months ended September 30, 2018, $35.4 million for the year ended December 31, 2017 and $34.5 million for the year ended December 31, 2016. As of September 30, 2018, we had an accumulated deficit of $213.9 million. To date, we have financed our operations primarily through our initial public offering, which closed on July 23, 2018, sales of our preferred stock, payments received in connection with collaboration and research agreements and borrowings under loan agreements. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

•	acquire or in-license products, product candidates or technologies;

•	maintain, expand, enforce, defend and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and administrative personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company.

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

As of September 30, 2018, we had cash and cash equivalents of approximately $128.5 million. We believe that our existing cash and cash equivalents as of September 30, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2020. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

On July 3, 2018 we repaid all outstanding borrowings under our 2016 Loan Agreement. No amounts remain available for borrowings under this agreement. Our obligations under this agreement were secured by substantially all of our personal property, other than our intellectual property, and by a negative pledge on our intellectual property. We could in the future incur additional indebtedness.

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

If our product candidates, either alone or in combination with other therapeutics, are associated with serious adverse events or undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing for treating cancer are later found to cause side effects that prevent further development of the compound. In addition, if third parties manufacture or use our product candidates without our permission, and generate adverse events or unacceptable side effects, this could also have an adverse impact on our development efforts.

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

We are pursuing the development of our product candidates in combination with other approved therapeutics. We are currently conducting (i) a Phase 1b/2 clinical trial of CPI-1205 for the treatment of mCRPC in combination with enzalutamide, which is marketed by Pfizer Inc. and Astellas Pharma Inc. and is currently approved to treat mCRPC, or abiraterone acetate, which is marketed by Janssen and is currently approved for use in combination with prednisone for the treatment of patients with mCRPC, (ii) a Phase 1b/2 clinical trial of CPI-1205 for the treatment of patients with solid tumors in combination with ipilimumab, which is marketed by Bristol-Myers Squibb and is currently approved to treat unresectable or metastatic melanoma, or pembrolizumab, which is marketed by Merck Sharp & Dohme Corp. and is currently approved in a number of indications, including to treat unresectable or metastatic melanoma and disease progression following ipilimumab and for use in combination with chemotherapy as a first-line treatment for patients with metastatic non-small cell lung cancer, and (iii) a Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib, which is marketed by Incyte, Inc. and is currently approved to treat intermediate or high-risk MF, in patients with MF. We expect to commence additional clinical trials of our product candidates in combination with other approved therapeutics, including, if our Phase 1b/2 trial is successful, a pivotal Phase 3 clinical trial of CPI-1205 in combination with either enzalutamide or abiraterone acetate for the treatment of mCRPC. We may also seek to develop our product candidates in combination with other therapeutics in the future.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in additional challenges to our regulatory approval strategy and/or our competitors establishing a stronger market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for many of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

We may utilize collaboration, distribution and other marketing arrangements with third parties to develop and commercialize CPI-1205, CPI-0610 and CPI-0209 or any other product candidates for which we obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are currently party to a license and collaboration agreement with Genentech, Inc., or Genentech, and F. Hoffmann-La Roche Ltd, or Roche, pursuant to which we have granted Genentech and Roche exclusive licenses to develop and commercialize products directed to a certain target in return for potential milestone and/or royalty payments. Pursuant to this license and collaboration agreement, we have, and in connection with any other such arrangements we enter into with any third parties in the future, we will likely have, limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

In January 2018, after completing an internal review of our patent portfolio, we submitted a request to the USPTO to reissue one of our U.S. patents covering CPI-1205 in order to correct one structure in the claims. Corresponding requests have been filed for the corresponding Chinese, Eurasian and Colombian patents. Our request for correction in China has been granted and the corresponding U.S., Eurasian, and Columbian patents are still being reviewed. If the USPTO and corresponding foreign patent offices do not allow our request for correction and reissue the applicable patents, the scope of our patent rights with respect to CPI-1205 could be narrower and our ability to successfully develop and commercialize CPI-1205 may be materially and adversely affected.

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

We received Fast Track designation for CPI-0610 for the treatment of myelofibrosis in November 2018 and we may seek Fast Track designation for some of our additional product candidates.. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

As of October 31, 2018, our executive officers, directors and affiliated stockholders, in the aggregate, owned shares representing approximately 42.6% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. During the period from July 18, 2018 to October 31, 2018, the closing price of our common stock ranged from a high of $11.02 per share to a low of $5.91 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of October 31, 2018, we had 25,784,867 shares of common stock outstanding. This includes the 4,000,000 shares that we sold in our initial public offering, which may be resold in the public market immediately without restriction, unless purchased by our affiliates or existing stockholders. The remaining shares are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold in the near future.

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

We have developed a remediation plan designed to improve our internal control over financial reporting to remediate this material weakness, including formalizing our financial close process and documentation as well as strengthening supervisory reviews by our financial management and expanding our accounting and finance team to add additional qualified accounting and finance resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares of equity securities sold or issued, and options granted, by us during the three months ended September 30, 2018 that were not registered under the Securities Act.

Recent Sales of Unregistered Equity Securities

(a)	Issuances of Common Stock upon Conversion of Preferred Stock

In July 2018, in connection with the closing of our initial public offering, all of our outstanding shares of preferred stock were converted into an aggregate of 20,501,927 shares of common stock. The conversion of preferred stock into common stock occurred in accordance with the terms of our certificate of incorporation and did not constitute a sale for purposes of the Securities Act.

(b)	Warrant Exercise

On August 22, 2018, we issued 51,032 shares of common stock to Third Rock Ventures LP (“Third Rock”) upon the exercise of a common stock purchase warrant, for aggregate proceeds of $79,099.60. We issued the warrant and the shares of common stock in reliance on the exemption from the registration provisions of the Securities Act set forth in Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering. According to the terms of the common stock purchase warrant, Third Rock represented to us that it was acquiring the warrant for its own account for investment purposes, that it had made such inquiry of us as it deemed appropriate in accepting the warrant, that it was capable of evaluating the risks of the investment, and that it was an accredited investor as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

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

We received aggregate gross proceeds from our IPO of $60.0 million, or aggregate net proceeds of $52.2 million after deducting underwriting discounts, commissions and offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates.

We had not used any of the net proceeds from the IPO as of September 30, 2018 as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on July 19, 2018.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1*	Fourth Amendment, dated as of September 28, 2018, to Lease Agreement, dated as of February 5, 2010, by and between the Registrant and ARE-MA Region No. 38 LLC

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION PHARMACEUTICALS, INC.

Date: November 8, 2018	By:	/s/ Jigar Raythatha
Jigar Raythatha President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Emma Reeve
Emma Reeve Chief Financial Officer (Principal Financial and Accounting Officer)