Form 10-K
period 2018-12-31
CONSTELLATION PHARMACEUTICALS INC
filed 2019-03-14
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 001-38584

CONSTELLATION PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1741721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
215 First Street, Suite 200 Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 714-0555

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share	Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s Common Stock. The registrant’s Common Stock began trading on the Nasdaq Global Select Market on July 19, 2018. As of March 7, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximate $133,554,829, based on the closing price of the registrant’s common stock on March 7, 2019.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2019 was 25,805,729.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2019 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2018. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

References to Constellation

Throughout this Annual Report on Form 10-K, the “Company,” “Constellation,” “Constellation Pharmaceuticals,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Constellation Pharmaceuticals, Inc. and “our board of directors” refers to the board of directors of Constellation Pharmaceuticals, Inc.

Special Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, our future discovery and development efforts, our future operating results and financial position, our business strategy, and other objectives for our operations. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in the section entitled “Risk Factors” in Part I that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments that we may make.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

This Annual Report on Form 10-K includes statistical and other industry and market data, which we obtained from our own internal estimates and research, as well as from industry and general publications and research, surveys, and studies conducted by third parties. Industry publications, studies, and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified market and industry data from third‑party sources. While we believe our internal company research is reliable and the market definitions are appropriate, neither such research nor these definitions have been verified by any independent source.

ii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules against these targets that selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity. This platform reflects our deep understanding of the biology of regulation of gene expression by epigenetic regulatory proteins, or epigenetic regulators, the development of small-molecule product candidates that selectively modulate their activity, and the design of clinical development programs supported by novel biomarker strategies. We are able to target a broad variety of epigenetic regulators using our platform and have generated development candidates acting against distinct classes of those regulators.

We utilized our epigenetics platform to discover and design our wholly owned product candidates CPI-0610, CPI-1205, and CPI-0209. We continue to leverage this platform and our clinical experience to develop these product candidates and to discover and develop additional product candidates. CPI-0610 inhibits bromodomain and extra terminal domain, or BET, proteins. CPI-1205 and CPI-0209 inhibit the enhancer of zeste homolog 2, or EZH2, protein. We believe that our approach to targeting these central gene regulatory mechanisms associated with cancer proliferation may enable us to provide therapeutic benefits to cancer patients. We have observed clinical activity in patients treated with CPI-0610 in an ongoing Phase 2 trial in patients with myelofibrosis, or MF, and with CPI-1205 in an ongoing Phase 1b/2 trial in patients with metastatic castration-resistant prostate cancer, or mCRPC, in combination with androgen receptor signaling, or ARS, inhibitors. We aim to provide data from the Phase 1b portion of ProSTAR, our clinical trial of CPI-1205 in patients with mCRPC, at the American Association for Cancer Research meeting, referred to as the AACR meeting, on April 1, 2019, and data from approximately 18-20 evaluable patients from MANIFEST, our Phase 2 trial of CPI-0610 in patients with MF, at another medical meeting in the second quarter of 2019. We also aim to provide additional data updates on CPI-0610 and CPI-1205 in the second half of 2019. If we meet our primary endpoints in our ongoing clinicals trials of CPI-0610 and CPI-1205 and after consultation with the U.S. Food and Drug Administration, or the FDA, regarding acceptable endpoints, we plan to advance these product candidates into pivotal clinical trials in MF and mCRPC, respectively. We expect to initiate a Phase 1 clinical trial for our third product candidate, the second-generation EZH2 inhibitor CPI-0209, in mid-2019.

BET Inhibitor

CPI-0610, one of our two lead product candidates, is a small molecule designed to promote anti-tumor activity by specifically inhibiting the function of BET proteins, which normally enhance target gene expression. We are currently conducting MANIFEST, a Phase 2 clinical trial of CPI-0610 as a monotherapy and in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) in patients with MF, a progressive hematological cancer. We are enrolling MF patients in both a second-line and a first-line setting. In the second-line setting (patients who have already been treated with ruxolitinib), we are stratifying patients for dependence on red-blood-cell, or RBC, transfusions. In transfusion-dependent patients, we aim to measure conversion to transfusion independence. In non-transfusion-dependent patients, we aim to measure spleen volume reduction and symptom improvement, among other relevant parameters of antitumor activity, such as erythroid response. An erythroid response is defined as an increase in hemoglobin levels from baseline in the absence of RBC transfusions. We are also testing CPI-0610 in combination with ruxolitinib in a first-line setting (ruxolitinib-naïve patients) with the aim of measuring spleen volume reduction and symptom improvement, among other relevant parameters.

We believe there is a significant opportunity to improve treatment of MF patients. Ruxolitinib is the only approved drug therapy and is the standard of care for MF. In clinical trials, ruxolitinib has been shown to reduce spleen volume and improve patient-reported symptoms in a minority of patients. However, ruxolitinib has been associated with worsening hematological parameters, including anemia and transfusion dependence. The product also has not demonstrated the ability to improve bone marrow fibrosis, which has been documented as a primary cause of morbidity and mortality in MF. Some patients cannot start treatment with ruxolitinib, in some cases because of low platelet levels, low hemoglobin levels or RBC transfusion dependence. Some other patients treated with ruxolitinib do not achieve the targeted clinical outcomes, such as a 35% reduction in spleen volume or improvement in symptom scores. Some patients in clinical trials discontinued use of ruxolitinib within three to five years due to side effects or relapse / recurrence of their disease.

Preliminary data from MANIFEST suggest that CPI-0610 has the potential to offer meaningful benefits beyond the current standard of care in MF. We have observed preliminary evidence of activity of CPI-0610 as a monotherapy and in combination with ruxolitinib across a range of parameters in MF. They include reduction in spleen volume as measured by magnetic resonance imaging, or MRI; improvements in patient-reported symptoms; improvements in anemia and conversion from transfusion dependence to transfusion independence; and improvements in bone marrow fibrosis. While these preliminary data need to be confirmed in a larger dataset, we believe that these results suggest that CPI-0610 may have disease-modifying effects. Enrollment is on track in this trial. We now have approximately 20 clinical trial sites in U.S., Canada and Europe. We aim to provide an interim update of data from MANIFEST at a medical meeting in the second quarter of 2019 and to provide an additional data update in the second half of 2019. Assuming that the clinical data are sufficiently positive and after consultation with FDA regarding acceptable endpoints, we would expect to initiate a pivotal Phase 3 clinical trial of CPI-0610 in MF.

We believe that CPI-0610 may have a differentiated safety profile compared with some other BET inhibitors. Prior to initiating the MANIFEST study, we demonstrated that CPI-0610 was well tolerated across three Phase 1 clinical trials in which we treated a total of 138 patients with a variety of hematological malignancies. In a Phase 1 trial in lymphoma, we identified the maximum tolerated dose of 225 mg per day. We have seen clinical activity at a range of doses below this maximum tolerated dose, including the 125 mg starting dose being used in the MANIFEST clinical trial. We can titrate the dose upward to 225 mg per day and have done so without additional toxicity. We believe this favorable therapeutic window may differentiate CPI-0610 from some other BET inhibitors. The dose-limiting toxicity for other BET inhibitors, which is thrombocytopenia, has been shown to be dose-dependent, non-cumulative and reversible at the maximum tolerated CPI-0610 dose of 225 mg in MF patients treated to date.

EZH2 Franchise

CPI-1205, our other lead product candidate, is a small molecule designed to promote anti-tumor activity by specifically inhibiting EZH2, an enzyme that suppresses target gene expression. Based on insights from our platform and the advancing body of scientific literature supporting the role of EZH2 in certain tumor types, including prostate cancer, we prioritized clinical development of CPI-1205 as a combination therapy for mCRPC. We are currently conducting an open-label Phase 1b/2 clinical trial of CPI-1205 for the treatment of mCRPC in combination with the ARS inhibitors enzalutamide (marketed as Xtandi®) or abiraterone acetate (marketed as Zytiga®), a clinical trial that we refer to as the ProSTAR trial. Abiraterone acetate is dosed with prednisone, which is the current clinical practice. Preliminary data to date from this trial suggest CPI-1205 has the potential to offer meaningful benefits beyond the current standard of care. We have seen preliminary evidence of reductions in prostate-specific antigen, or PSA, reductions in circulating tumor cells, or CTCs, tumor shrinkages, and extended duration of response in ProSTAR. We aim to disclose Phase 1b data from ProSTAR at the AACR meeting on April 1, 2019 and an interim update on Phase 2 data in the second half of 2019. If the ProSTAR trial is successful, we expect to initiate a pivotal Phase 3 clinical trial of CPI-1205 in combination with either enzalutamide or abiraterone acetate for the treatment of mCRPC.

We believe that targeting EZH2 has the potential for broad therapeutic application in a variety of tumor types, and we have taken a franchise approach to targeting EZH2. We believe that CPI-0209, our second-generation and potentially best-in-class EZH2 inhibitor, may enable us to address additional patient populations beyond those that have been targeted by first-generation EZH2 inhibitors. Based on this belief, we designed CPI-0209 to achieve comprehensive coverage of EZH2. We have seen evidence of preclinical activity of CPI-0209 both as a single agent and in combination with other agents. We believe this compound has broad application in large patient populations across several solid tumors. We are currently advancing CPI-0209 in IND-enabling studies and expect to initiate a Phase 1 clinical trial in solid tumors in mid-2019.

Our Pipeline

The following table summarizes key information about our most advanced programs:

We have retained global development and commercial rights to all of our product candidates. Our goal is to become a fully integrated biopharmaceutical company with the ability to commercialize our products. Our management team has extensive experience, including senior roles at leading pharmaceutical companies in the discovery, development, regulatory review, and commercialization of cancer therapeutics.

In addition, we have a preclinical pipeline of compounds that target the microenvironment of solid tumors and hematological malignancies, as well as compounds that target innate immunity in solid tumors. We aim to test these molecules in clinical trials in indications with a defined biological rationale, utilizing trial designs that are supported by biomarkers for patient enrichment.

Our Strategy

Our objective is to discover, develop, and commercialize innovative drugs that address the serious unmet medical needs of patients with cancers that are associated with abnormal gene expression or drug resistance. To achieve our objective, we aim to:

•

Demonstrate the safety and efficacy of our two lead clinical programs necessary to advance them into pivotal trials. Building off the clinical activity that we have observed with CPI-0610 in a Phase 2 trial in patients with MF and with CPI-1205 in a Phase 1b/2 trial in patients with mCRPC, we aim in 2019 to demonstrate the safety and efficacy of each of these product candidates necessary to advance them into pivotal studies.

•

Enable pivotal trial with CPI-0610 in MF and CPI-1205 in prostate cancer. Assuming we demonstrate safety and efficacy for our lead compounds necessary to advance them into pivotal trials, we aim to build the organization and other capabilities needed to initiate pivotal clinical trials with each product candidate.

•

Rapidly advance CPI-0209 through IND-enabling studies and into clinical trials to determine efficacy and safety. We believe that targeting EZH2 has the potential for broad therapeutic application in a variety of tumor types and have taken a franchise approach to targeting EZH2. Leveraging our translational insights, we will prioritize solid tumor indications for biomarker-supported clinical trials. We believe CPI-0209 could achieve more comprehensive coverage of EZH2 than first-generation EZH2 inhibitors and enable us to address additional patient populations beyond those that have been targeted by first-generation EZH2 inhibitors. We are currently advancing CPI-0209 in IND-enabling studies and expect to initiate a Phase 1 clinical trial of this product candidate in solid tumors in 2019.

•

Advance our preclinical portfolio to generate additional assets with compelling clinical development paths. We are leveraging our platform to discover and develop programs focused on the inhibition of epigenetic regulators of tumor and/or immune cells that may lead to the killing or reprogramming of cancer cells and/or result in anti-tumor immune activity.

•

Maximize the global commercial potential of our product candidates. We currently plan to retain commercial rights to our product candidates in the United States while selectively evaluating strategic partnerships that could maximize their commercial potential by expanding our geographic reach or by development in additional indications.

Cancer and Epigenetics

Cancer is a heterogeneous group of diseases characterized by uncontrolled cell division and growth. Cancer can arise when the dysregulation of the affected cell’s gene expression program alters the identity and function of normal cells. This dysregulation can arise when there are changes in genes that control signaling pathways governing cell differentiation and function. Cancer cells can utilize this abnormal gene expression by using epigenetic regulators to activate pro-tumor genes or deactivate tumor suppressor genes. Furthermore, cancer cells can also use epigenetic regulators to activate resistance mechanisms against cancer treatments, including chemotherapy, targeted therapy, and immunotherapy, and render the treatments less effective.

Epigenetics Background

Epigenetics refers to a broad regulatory system that controls gene expression by modifying chromatin, which consists of DNA wrapped around an assembly of proteins called histones. The DNA included in chromatin is identical in each cell in the body. The identity and function of each cell is determined by the specific set of genes that are expressed, or turned on or off, in a given cell. Whether a specific set of genes is turned on or off depends on the action of epigenetic regulators.

Epigenetic regulators change the architecture of chromatin, allowing it to adopt an open configuration to facilitate gene expression or, conversely, a closed configuration to suppress gene expression. An open chromatin configuration turns on a gene by allowing access and readout of the genetic information stored in DNA. A closed chromatin configuration turns off a gene by preventing access to DNA and results in silencing of gene expression.

We have focused our discovery and development efforts on three distinct classes of epigenetic regulators:

•	Epigenetic writers, which are enzymes that add chemical modifications onto chromatin
•	Epigenetic readers, which are protein families that recognize chemical modifications on chromatin and bind to these modifications using specialized protein domains
•	Epigenetic erasers, which are enzymes that remove chemical modifications from chromatin

The action of each class of epigenetic regulators can alter chromatin configuration and control the expression of certain genes in different ways.

As illustrated below, epigenetic regulators within the writer, reader, and eraser classes modify chromatin and affect gene expression by either adding, binding to or removing chemical tags, which are indicated by dots, on chromatin. In normal cells, these epigenetic mechanisms are tightly regulated so that genes are turned on or turned off as appropriate.

Abnormal cells, such as proliferating cancer cells, can usurp these epigenetic mechanisms, ultimately leading to disease. In certain contexts, the activity of an epigenetic regulator may be altered due to a genetic mutation, which may make certain cancer cells dependent on the activity of an individual epigenetic regulator for cancer cell growth. In other contexts, cancer cells may use the activity of an epigenetic regulator cooperatively with other cellular factors to exacerbate disease-promoting mechanisms and suppress the effectiveness of drug therapies, including chemotherapeutic agents, targeted agents (e.g., tyrosine kinase inhibitors) and immune-modulating agents (e.g., immune checkpoint inhibitors).

Epigenetics regulators also play a significant role in the differentiation of immune cell populations. The various immune cells in a human body arise from blood progenitor cells, or hematopoietic stem cells, through differentiation processes. Epigenetic regulators govern these differentiation processes by promoting and suppressing certain genes that are specific to each type of immune cell. Cancer cells can use epigenetic regulators to cause the differentiation process to produce or program immune cells that promote tumor immunity. The selective inhibition of these epigenetic regulators may alter this differentiation process and re-program immune cells that increase tumor immunity into immune cells that drive an anti-tumor response. This approach may allow immune cells to overcome resistance to immune checkpoint inhibitors.

Epigenetic Inhibitor Approaches

Epigenetic inhibition is particularly attractive as a therapeutic approach for several reasons:

•	small-molecule inhibitors can block the abnormal function of epigenetic regulators that cancer cells depend on for growth and can potentially restore normal gene expression;
•	the large number of epigenetic regulators utilized by cells in the body to control gene expression represents a large number of potential drug targets; and
•	biomarkers can be used to enrich for patients who are most likely to respond to epigenetic inhibition.

The early epigenetic inhibitors—such as histone deacetylase inhibitors and DNA methyltransferase inhibitors—have not delivered on the full potential of the inhibition of epigenetic regulators as a class of cancer therapy. These drugs cause broad changes to gene expression across thousands of genes. This broad inhibition, as opposed to more selective inhibition, generally resulted in unintended effects accompanying the desired effect. Moreover, early epigenetic inhibitors were solely designed to alter gene expression in cancer cells to induce cancer cell death. This approach did not consider the importance of the cells surrounding the cancer cells, referred to as the tumor microenvironment, and the supporting role that epigenetic regulators play in sustaining the tumor microenvironment for cancer cell growth.

Since these early epigenetic drugs, biopharmaceutical development has focused on therapies targeting epigenetic regulators in genetically defined cancer contexts, and specifically in mutated epigenetic regulators with abnormal function that cancer cells depend on for growth. This approach has identified a small number of epigenetic targets and development opportunities for certain targets, including EZH2. Given that the abnormal function of epigenetic regulators can arise for reasons other than genetic mutations, we believe that these genetically defined approaches, while valuable, underestimate the potential of identifying and specifically targeting epigenetic regulators in cancer.

Our Approach

We are a pioneer in the discovery and development of novel therapeutics that target the writer, reader, and eraser classes of epigenetic regulators and modulate gene expression in a more selective manner than early epigenetic drugs. Our efforts have demonstrated that these distinct classes of epigenetic regulators are broadly druggable and that selective reprogramming of gene expression is a promising therapeutic approach not only to induce cancer cell killing but also to enhance anti-tumor immunity.

Integrated Platform

Our integrated epigenetics platform includes a deep understanding of the biological context in which epigenetic regulators operate, the development of small-molecule product candidates that selectively modulate their activity and the design of clinical development programs supported by novel biomarker strategies.

Understanding the biological context. We have built a suite of tools that enables us to identify and validate epigenetic target biology. Specifically, we have built a chemical probe library comprising selective and potent small molecules that each inhibit the activity of a specific epigenetic regulator. In addition, we have also built libraries of genetic tools that help us understand the function of specific genes that encode epigenetic regulators. We routinely screen these small molecules and genetic tools across cellular and animal models of disease to identify and validate potential epigenetic targets. We have utilized these tools to identify epigenetic targets that, when inhibited, induce cancer cell death, sensitize tumor cells to an immune response and reprogram immune-suppressive immune cells to enhance anti-tumor activity.

Development of small-molecule product candidates. Our small-molecule drug discovery engine is supported by our deep understanding of the writer, reader, and eraser classes of epigenetic regulators. We have spent over ten years developing this understanding, and that expertise, combined with our capabilities in assay development, biochemistry, compound screening, medicinal chemistry, and structural biology, provides a strong platform to continue to develop small-molecule epigenetic inhibitors. As a result, we have been able to develop multiple product candidates across our target classes, and we expect to continue to do so in the future.

Design of clinical development programs. We believe that our ability to link biological and clinical development to identify a path to registration for each of our product candidates is a crucial component of our platform. We prioritize indications based on the importance of a specific epigenetic target as a driver of a specific cancer. We also evaluate in vivo models, cancer cell line panels, and human tumor samples to identify biomarkers that can be used to identify patient populations that may be most likely to respond to treatment with our product candidates. We create and use a range of assays in our preclinical and early clinical testing to validate hypotheses that we may use in later-stage testing to target specific patient populations.

Our approach to therapeutic agents is focused on epigenetic targets:

•	whose inhibition modulates gene expression in a highly selective manner;
•

with broad development opportunities, including biomarker-defined contexts, which we believe may expand the applicability of our product candidates to cancers with immune evasion or acquired drug resistance; or

•	whose inhibition may reprogram immune-suppressive immune cells in the tumor microenvironment to enhance anti-tumor activity.

Our epigenetics platform allows us to intervene in diseases by targeting distinct classes of epigenetic regulators, including the following examples:

•

EZH2—an epigenetic writer—is an enzyme that suppresses target gene expression by adding modifications to chromatin. Certain cancer and immune cells can use EZH2 to promote growth of cancer cells or suppress an anti-tumor immune response;

•

BET proteins—a group of epigenetic readers—are proteins that bind to chromatin and enhance target gene expression. Certain cancer cells can use BET proteins to promote growth of cancer cells and inflammatory disorders; and

•

LSD1—an epigenetic eraser—is an enzyme that suppresses target gene expression by removing modifications from chromatin. Certain cancer cells and immune cells can utilize lysine-specific demethylase 1A, or LSD1, to promote growth of cancer cells or suppress an anti-tumor immune response.

We believe that we can leverage our epigenetic platform to expand our discovery and development efforts into additional classes of epigenetic targets. We are also currently advancing several discovery programs against undisclosed epigenetic regulators focused on the tumor microenvironment and the immune microenvironment.

Our Product Candidates

CPI-0610—BET Inhibitor

Overview

BET proteins are epigenetic readers that turn on specific genes by binding unique regions of the genome through their ability to read specific chemical tags on chromatin. In some instances, BET proteins turn on genes that are abnormally expressed in a variety of human cancers. BET inhibitors downregulate the expression of oncogenes, which are key genes that have the potential to cause cancer, such as MYC or NF-κB target genes, and effectively kill many cancer cell lines in in vitro models. These observations resulted in the generation and clinical investigation of BET inhibitors in several cancer subtypes. We have observed clinical activity in cancer subtypes that are driven by NF-κB signaling.

CPI-0610 is a potent and selective small molecule designed to promote anti-tumor activity by selectively inhibiting the function of BET proteins to decrease the expression of abnormally expressed genes in cancer. Our epigenetics platform reflects our deep understanding of the biological contexts in which BET proteins operate, including cancer pathways that are highly sensitive to CPI-0610. A combination of our preclinical studies, as well as translational insights from our first-in-human study of CPI-0610, led us to prioritize the clinical development of CPI-0610 in MF.

We are currently enrolling patients in an open-label Phase 2 clinical trial, which we refer to as the MANIFEST trial, of CPI-0610 as a first-line or second-line treatment for MF, a progressive hematological cancer. There are no approved products for patients with MF whose disease progresses after treatment with ruxolitinib. In the second-line setting in patients who are refractory to, have an inadequate response to, or are intolerant of ruxolitinib, we are testing CPI-0610 as a monotherapy and in combination with ruxolitinib treatment. Preliminary data from the second-line portion of this Phase 2 trial suggest that CPI-0610 has the potential to offer disease-modifying effects. We have observed evidence of activity of CPI-0610 both as a monotherapy and in combination with ruxolitinib, including a reduction in spleen volume and symptom improvement. We have also observed improvements in hemoglobin and platelet counts in three of the first four enrolled monotherapy patients and improvement of bone marrow fibrosis score in the first two evaluable patients. We are also testing CPI-0610 in combination with ruxolitinib in the first-line setting in ruxolitinib-naïve patients, and data are not yet available. Enrollment is on track in this trial. We now have approximately 20 clinical trial sites in U.S., Canada and Europe. We aim to provide an interim update on data from the MANIFEST trial from approximately 18-20 evaluable patients at a medical meeting in the second quarter of 2019 and an additional update in the second half of 2019. If the data are sufficiently positive, and after consultation with the FDA regarding acceptable endpoints, we aim to initiate a pivotal clinical trial or trials of CPI-0610 in MF.

We believe that CPI-0610 may have a differentiated safety profile compared to some other BET inhibitors. CPI-0610 was well tolerated across three Phase 1 clinical trials in which we treated a total of 138 patients who had a variety of hematological malignancies. In Phase 1 trials we identified the maximum tolerated dose of 225 mg per day. We have seen clinical activity at a range of doses below this maximum tolerated dose, including the 125 mg per day starting dose being used in the MANIFEST clinical trial. We believe this favorable therapeutic window may differentiate CPI-0610 from some other BET inhibitors. The common on-target, dose-limiting toxicity for BET inhibitors is thrombocytopenia, which has been shown to be dose-dependent, non-cumulative and reversible with CPI-0610 in patients treated to date.

BET Inhibition in Cancer

Abnormal BET function has been implicated in cancer through several means, including chromosomal translocation and gene amplification and overexpression whereby oncogenic and inflammatory signals are turned on in cancer cells through altered BET activity.

Of note, BET proteins control the expression of the target genes of NF-κB, a key immune signaling pathway that is abnormally activated in various diseases, including cancer and immune disorders. NF-κB signaling has been shown to be abnormally high in some hematological malignancies, such as MF and activated B cell-like diffuse large B-cell lymphoma, or ABC-DLBCL. In preclinical studies in MF, animals treated with BET inhibitors alone or in combination with a JAK2 inhibitor displayed a reduction in NF-κB target gene expression, improvement in bone marrow fibrosis, and reduced disease burden.

In addition, BET proteins promote the generation of megakaryocytes from hematopoietic stem cells. We believe that the blood cells most responsible for bone marrow scarring in MF are dysfunctional megakaryocytes, which proliferate and produce inflammatory molecules in part through elevated NF-κB signaling.

Myelofibrosis

MF is part of a collection of progressive blood cancers known as myeloproliferative neoplasms and is associated with significantly reduced quality of life and shortened survival. As the disease progresses, the bone marrow produces fewer red blood cells. Within one year of diagnosis, the incidence of thrombocytopenia increases significantly. Thrombocytopenia is a condition characterized by low platelet counts in the blood, severe anemia (a condition characterized by low red-blood-cell counts), and red-blood-cell transfusion requirements. Among other complications, most patients with MF have enlarged spleens as well as many other physical symptoms, including abdominal discomfort, bone pain and extreme fatigue.

There are limited treatment options for patients with MF. Ruxolitinib is the current standard of care and the only approved drug treatment for intermediate- and high-risk MF patients. Ruxolitinib inhibits dysregulated janus kinase 1 and 2, or JAK1/JAK2, signaling that is associated with MF. Ruxolitinib produces spleen reduction and symptom improvement in MF patients. However, its side effects include increased anemia and transfusion dependence. In the SIMPLIFY-1 clinical trial of ruxolitinib in JAK-naïve patients, transfusion dependence increased from 24.0% to 40.1% after 24 weeks of treatment with ruxolitinib. Ruxolitinib has not been shown to have a significant effect on bone marrow fibrosis reversion, which has been documented as a primary cause of morbidity and mortality in MF. Many patients cannot initiate ruxolitinib therapy. Many other patients may not tolerate treatment with ruxolitinib or will have an insufficient response. Patients generally have poor prospects for survival following discontinuation of therapy with ruxolitinib.

Data from the MANIFEST trial as of December 10, 2018, show preliminary evidence of improved hemoglobin and platelet levels, conversion to transfusion independence (which we believe, based on clinical feedback, rarely happens spontaneously in MF patients) and improved bone marrow fibrosis, suggesting that CPI-0610 may have disease-modifying effects in MF. We believe that there are no disease-modifying drugs as first or subsequent lines of therapy approved for treatment of patients suffering from MF.

We believe that at least two-thirds of the 17,000 to 20,000 of the MF patients in the United States are intermediate- or / high-risk patients and are therefore eligible for systemic treatment, including ruxolitinib. Incyte Corporation, or Incyte, which markets ruxolitinib, has estimated that 40% of these eligible patients receive treatment with ruxolitinib. We believe that CPI-0610 may provide a treatment option for patients who cannot be treated with, or who receive an inadequate response to, ruxolitinib.

Clinical Development

Phase 2 Clinical Trial. We are evaluating CPI-0610 in an open-label Phase 2 clinical trial as a second-line treatment for MF. In this trial, we are enrolling patients in a combination arm of CPI-0610 with ruxolitinib or in a monotherapy arm. In the combination arm, we are enrolling patients who have an inadequate response or lack of response while being treated with ruxolitinib, but who remain on ruxolitinib treatment. In this arm, we add on CPI-0610 to ruxolitinib treatment. In the monotherapy arm, we are enrolling patients who had disease progression despite prior treatment with ruxolitinib or discontinued ruxolitinib due to toxicity or certain patients who are not eligible for treatment with ruxolitinib. We have stratified patients for dependence on red-blood-cell transfusion in both the combination and monotherapy arms with a goal to better understand the impact of CPI-0610 on both transfusion-dependent and transfusion-independent patients. We begin treatment with each patient at a dose of 125 mg of CPI-0610 once per day in each arm of the trial and may titrate up to 225 mg, which was the maximum tolerated dose in our Phase 1 trial in patients with lymphoma. We are evaluating safety, pharmacokinetics, spleen size measured by MRI and palpation, patient-reported symptom assessment, and red-blood-cell and platelet counts. We are also testing CPI-0610 in combination with ruxolitinib in ruxolitinib-naïve patients (first-line setting). We are also collecting and analyzing biomarkers to assess molecular features of the biology of BET proteins and myeloid cells, which may allow us to enrich for patients who are most likely to respond to treatment with CPI-0610.

Note: CPI-0610 is dosed in 21-day cycles, with 14 days on treatment and 7 days off treatment.

Enrollment is on track in this trial. We now have approximately 20 clinical trial sites in U.S., Canada and Europe. As of February 28, 2019, we had enrolled 28 patients in the second-line arms. As of the last data cutoff on December 10, 2018, two of these patients in the combination arm had been treated for longer than 16 months and two of these patients in the monotherapy arm had been treated for longer than 12 months. The primary endpoints of this trial are the reduction in spleen volume from baseline measured by MRI after 24 weeks of treatment and the red-blood-cell transfusion independence rate in patients who are transfusion dependent at baseline. Red-blood-cell transfusion independence is defined as absence of red-blood-cell transfusions. Secondary endpoints of the trial include change in patient-reported outcomes and the frequency of red-blood-cell transfusions.

We have observed preliminary evidence of clinical activity from the four patients that have been treated in the trial for more than one year. Specifically, as of December 10, 2018, we observed spleen volume reduction from baseline measured by MRI in each patient. The figure below shows the best spleen volume response as measured by MRI for each of the four patients as of December 10, 2018.

We also observed symptom improvement in each of these four patients. We have also observed improvements in red-blood-cell counts in three of four patients, indicating a possible improvement in bone marrow function. One patient who required regular red-blood-cell transfusions prior to treatment has been transfusion independent for more than 52 weeks as of December 10, 2018. Additionally, despite not receiving red-blood-cell transfusions, the patient’s hemoglobin levels have increased substantially, and the patient’s platelet counts also improved during this period. The figure below presents, as of December 10, 2018, the hemoglobin levels and platelet counts during the trial of this patient, including both the transfusion-dependent and transfusion-independent periods.

Transfusion-Dependent Patient Treated with CPI-0610 and Ruxolitinib

We saw trends of increasing hemoglobin levels in each of the four patients treated for more than one year in the MANIFEST trial, as seen below:

We observed evidence of bone marrow improvement in the first two patients evaluable for this condition. These patients were treated with CPI-0610 as a monotherapy. As of December 10, 2018, each of these patients experienced an improvement of one grade (on a scale of 3-0) in bone marrow fibrosis, as seen in the images below obtained from reticulin staining:

The safety profile of CPI-0610 in the MANIFEST trial as of December 10, 2018, has generally been consistent with that observed in Phase 1 clinical trials, which is discussed below. The patient population being tested includes several patients with multiple mutations that we believe may indicate a poor prognosis.

In October 2018, the FDA granted Fast Track designation to CPI-0610 in treatment of myelofibrosis. The FDA grants Fast Track designation to facilitate the development and expedite the review of drugs to treat serious or life-threatening diseases and fill unmet medical needs. A drug that receives Fast Track designation is eligible for more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, more frequent written communication about the design of the proposed clinical trials and use of biomarkers, eligibility for accelerated approval and priority review, and rolling review.

Phase 1 Clinical Trial. We evaluated CPI-0610 in three Phase 1 clinical trials in an aggregate of 138 patients with hematological malignancies. We treated 64 patients with lymphoma, 44 patients with acute myelogenous leukemia and myelodysplastic syndromes, and 30 patients with multiple myeloma. In each trial, we evaluated CPI-0610 administered daily for two weeks followed by one week with no treatment. CPI-0610 was well tolerated in each trial.

The primary endpoint of each trial was to establish the safety of CPI-0610 as a single agent by evaluating the frequency of dose-limiting toxicities associated with treatment with CPI-0610 in a 21 days’ cycle, consisting of 14 days on and 7 days off the drug. In our trial in patients with lymphoma, we determined 225 mg of CPI-0610 once daily to be the maximum tolerated dose, with the dose-limiting toxicity being thrombocytopenia, which is an on-target dose-dependent toxicity generally associated with BET inhibition. Grade 3/4 thrombocytopenia was reported in 17% of the patients treated across three Phase 1 trials of CPI-0610. The platelet count recovered in most patients who experienced thrombocytopenia after one week off treatment of CPI-0610. One case of thrombocytopenia was determined to be a treatment-related serious adverse event. There were 29 treatment-related serious adverse events in the three trials, consisting of diarrhea (five cases), vomiting (two cases), hypertension (two cases), pleuritic pain (two cases), and one case each of abdominal pain, abnormal liver function test, adrenal hemorrhage, adrenal insufficiency, chills, colitis, confusion, dehydration, fatigue, febrile neutropenia, genital herpes, hyponatremia, hypotension, increase in blood creatine, lung infection, mania, nausea, and thrombocytopenia. The most frequently reported treatment-related adverse events included nausea, fatigue, decreased appetite, diarrhea, vomiting, dysgeusia, and anemia.

In the dose-seeking trial of CPI-0610 in patients with lymphoma, there were 38 evaluable patients, and we observed four objective responses, consisting of two complete responses and two partial responses under the 2007 Revised Response Criteria for Malignant Lymphoma (Cheson criteria) by investigator assessment. We also observed reductions in tumor size in patients that did not qualify as objective responses. One patient who had a complete response underwent curative bone marrow transplantation after treatment with CPI-0610. Moreover, three patients with ABC-DLBCL, a cancer subtype characterized by high levels of NF-κB signaling, who were treated at therapeutic levels (at least 125 mg of CPI-0610) experienced an objective response, consisting of one complete response and two partial responses.

CPI-1205—EZH2 Inhibitor

Overview

Historically, the primary focus of EZH2 as a drug target has been the role of EZH2 mutations or overexpression in cancer. We believe these genetically defined approaches to EZH2 inhibition may underestimate the broader therapeutic potential of the target in cancer. EZH2 genomic aberrations and overexpression are frequently correlated with late-stage cancer and a poor prognosis for a wide variety of cancers, including prostate cancer. Furthermore, EZH2 also cooperates with other cancer-promoting pathways, such as androgen receptor signaling and immune signaling. Therefore, we believe EZH2 inhibition can synergistically enhance the effectiveness of existing cancer therapies.

CPI-1205, one of our two lead product candidates, is a small molecule designed to promote anti-tumor activity by specifically inhibiting EZH2, an enzyme that suppresses target gene expression. In in vitro and in vivo models, we observed a dose-proportional inhibition of EZH2 by CPI-1205 that correlated with the tumor-growth-inhibiting activity. We completed a Phase 1 clinical trial of CPI-1205 as a monotherapy in 32 patients with relapsed B-cell lymphoma in which CPI-1205 demonstrated clinical activity and was well tolerated.

We also observed in preclinical studies that CPI-1205 inhibited tumor growth as a single agent and synergistically enhanced the efficacy of cancer therapies, including ARS inhibitors, in a prostate cancer model. Based on these observations and the limited options for patients who progress on ARS inhibitors, we prioritized clinical development of CPI-1205 as a combination therapy with ARS inhibitors in mCRPC.

There is a significant need for new therapies in mCRPC, particularly in a second-line setting. Approximately 60-80% of patients taking an ARS inhibitor (enzalutamide or abiraterone acetate) first-line achieve PSA reductions of 50% or more, with PSA progression-free survival generally ranging from 9 to 15 months. When patients’ response to this first-line therapy becomes inadequate, second-line therapy generally consists of switching patients to the other approved ARS inhibitor. Data from a third-party study presented at the 2018 meeting of the American Society of Clinical Oncology, or the Chi study, showed the following PSA responses and time to progression for abiraterone acetate use as a second-line treatment after enzalutamide and enzalutamide use as a second-line treatment after abiraterone acetate:

Thirty-six patients were enrolled in the Phase 1b portion of the ProSTAR trial of CPI-1205 in mCRPC in combination with either abiraterone acetate or enzalutamide. This clinical trial established the safety, pharmacokinetics and pharmacodynamics of CPI-1205 combined with the standard dose of either enzalutamide or abiraterone acetate. We observed evidence of clinical activity in both arms of the trial. We observed evidence of clinical activity as measured by each of the parameters evaluated in the trial —PSA reductions, CTC reductions and objective responses by RECIST. The patient population in ProSTAR Phase 1b differed from that in the Chi study mentioned above in several respects, such as that the ProSTAR Phase 1b trial included patients who had received prior chemotherapy treatments and patients with worse prognosis than those in the Chi study.

Based on the clinical observations in the Phase 1b portion of ProSTAR trial and the determination of the recommended dose in combination with abiraterone acetate or enzalutamide, we initiated the Phase 2 portion of the trial. We are studying CPI-1205 in combination with both enzalutamide and abiraterone acetate based on the clinical activity and safety profile demonstrated by CPI-1205 with either of these two ARS inhibitors in the Phase 1b portion. The Phase 2 portion consists of a randomized trial of CPI-1205 + enzalutamide versus enzalutamide alone, as well as a single arm evaluating CPI-1205 + abiraterone acetate / prednisone. The abiraterone acetate arm of the Phase 2 study was designed as a single arm given the very low response rate and short duration of response observed in abiraterone acetate treatment in clinical trials of second-line treatment of mCRPC, including the Chi study. We have initiated dosing in the Phase 2 portion in both the enzalutamide and abiraterone acetate arms. In addition, as a result of encouraging results observed in a heavily pretreated compassionate-use patient, we have also added an arm to the ProSTAR trial for heavily pretreated patients who have progressed on abiraterone acetate, enzalutamide, and chemotherapy and have measurable soft-tissue metastatic disease.

Enrollment is on track in the Phase 2 portion of this trial. We aim to present data from the Phase 1b portion of ProSTAR at the AACR meeting on April 1, 2019, and an update on initial Phase 2 data in the second half of 2019. Preliminary data from this trial suggest CPI-1205 has the potential to offer benefits beyond the current standard of care. If the ProSTAR trial is successful, we expect to initiate a pivotal Phase 3 clinical trial of CPI-1205 in combination with enzalutamide or abiraterone acetate for the treatment of mCRPC.

EZH2 Inhibition in Cancer

EZH2 acts as an epigenetic writer and normally regulates gene expression by placing one or more methyl groups on a histone protein leading to the suppression of gene expression programs. While this effect of EZH2 on gene expression is a normal part of cellular development, some cancers depend on an abnormal pattern of gene expression and re-direct EZH2 to genes that become abnormally repressed. Cancer cells with these abnormal gene expression programs may be more resistant to anti-cancer therapies.

Abnormal EZH2 function has been implicated in cancer in a number of ways:

•

Cancer genetics: mutations in the gene encoding EZH2 result in the altered enzymatic activity of EZH2, and cancer cells become dependent on this abnormal activity for tumor growth. Alternatively, mutations in other epigenetic regulators can change the genes expressed by cancer cells and indirectly create a dependence on EZH2 for cancer cell growth;

•	Acquired drug resistance: therapeutic agents promote EZH2-mediated gene silencing that may lead to acquired resistance to these agents; and
•	Immune suppression: EZH2 mediates reprogramming of immune cells within the tumor, e.g., T-cells, and tumor cells to create an immune-suppressive tumor microenvironment.

There is a strong association between EZH2 expression and disease progression in mCRPC. A therapeutic approach that targets EZH2 may result in better outcomes than those achieved with approved therapeutic agents that treat mCRPC.

In prostate cancer, the androgen receptor is a key regulator of gene expression and acts as the mediator of androgen signaling in prostate cells. The AR signaling pathway is the primary pathway used by prostate cancer cells to promote tumor growth. As shown below, we believe that EZH2, by suppressing certain gene sets, enhances AR signaling, which can lead to increased tumor growth.

In preclinical studies, we observed enhanced gene expression changes in prostate cancer cells treated with a combination of enzalutamide and CPI-1205 as compared to enzalutamide treatment alone. As seen below, the increases or decreases in gene expression with enzalutamide depicted by red and blue bars in the left column are generally the same in color and greater in intensity with the enzalutamide + CPI-1205 combination in the right column.

This corroborates our hypothesis that EZH2 functionally cooperates with androgen receptor signaling to promote prostate cancer growth. Preclinical studies have also found that the concentrations of the combinations of enzalutamide and CPI-1205 necessary to kill 90% of prostate cancer cells is much lower than that theoretically predicted if no synergistic activity occurred, as seen below.

We also believe that EZH2 is utilized by prostate cancer cells to establish resistance to ARS inhibitors. We have observed in preclinical studies that EZH2 inhibitors, such as CPI-1205, in combination with ARS inhibitors synergistically killed tumor cells and demonstrated activity in models that are resistant to ARS inhibitors.

Metastatic Castration-Resistant Prostate Cancer

According to the American Cancer Society, or ACS, prostate cancer is the second most common type of cancer among men in the United States and the second leading cause of cancer death in this population. In 2018, the ACS estimated that in the United States approximately 165,000 men will be diagnosed with prostate cancer per year and that there will be approximately 29,000 deaths per year due to prostate cancer.

The growth and survival of prostate cancer cells depend primarily on the androgen receptor signaling pathway. Cancer cells can use the binding of androgens to androgen receptors to trigger abnormal cell growth and tumor progression. The standard of care for the treatment of advanced prostate cancer is androgen deprivation therapy, or ADT, which induces medical castration or surgical castration to achieve reduced testosterone levels. Medical castration involves gonadotropin-releasing hormone antagonists, alone or in combination with first-generation anti-androgen therapy. Most men with prostate cancer treated with ADT respond, as measured by tumor regression, relief of symptoms, and reductions in serum prostate-specific antigen, or PSA, levels and are considered to have hormone-sensitive prostate cancer. However, almost all prostate cancer patients eventually experience a recurrence in tumor growth despite ADT. These patients are diagnosed with castration-resistant prostate cancer, or CRPC, which refers to prostate cancer that progresses despite ADT and is characterized by low serum testosterone levels. The development of CRPC following ADT is due in part to tumor cells that adapt to the hormone-deprived environment of the prostate.

Castration-resistant prostate cancer that spreads, or metastasizes, to other parts of the body is diagnosed as mCRPC and may be characterized by increasing PSA levels, elevated CTC counts, bone metastases, and soft tissue disease. CTCs are cells that have been shed from a primary tumor and are carried around the body in the blood and may lead to metastases. According to a meta-analysis of Phase 3 clinical trials published in a peer-reviewed third-party scientific publication, elevated CTC counts have been demonstrated to be an indicator of poor prognosis for overall survival in patients with mCRPC. According to the published analysis, a 30% decline in CTC counts as early as four weeks after treatment initiation suggests that advanced prostate cancer patients may benefit from treatment.

Patients with mCRPC have an average survival of approximately 30 months and experience a deterioration in quality of life despite treatment with the available therapeutic options. The standard practice is to treat mCRPC with an ARS inhibitor, including abiraterone acetate or enzalutamide. These products are approved in the United States for first-line therapy in chemotherapy-naïve patients with mCRPC as well as for second-line treatment in patients who have received prior chemotherapy.

We believe that there are approximately 140,000 men in the United States living with castration-resistant prostate cancer and that the majority of those patients will develop mCRPC. Based on third-party data, we estimate that there are approximately 30,000 to 50,000 new mCRPC patients per year in the United States. Most patients progress from earlier prostate cancer stages, while some patients are initially diagnosed with metastatic disease. We believe that most patients with mCRPC receive treatment with at least one ARS inhibitor. According to published literature, approximately 60-80% of patients with mCRPC respond to first-line treatment with either abiraterone acetate or enzalutamide, with nine to 15 months of PSA progression-free survival. Of those who have a PSA response, a large majority eventually develop resistance to ARS inhibitors. Resistance mechanisms to ARS inhibitors include AR amplification and overexpression and circulating androgen receptor splice variant-7, or ARV7, which is a constitutively active version of the AR that is no longer inhibited by ARS inhibitors. ARV7 is a marker for aggressive mCRPC.

If patients with mCRPC have disease progression after treatment with an ARS inhibitor, they may be treated with either chemotherapy or a different ARS inhibitor. Experts that treat mCRPC patients estimated that only 10-30% of patients will respond to the second-line treatment with a different ARS inhibitor and that the response achieved is typically less than half as durable, with two to three months of PSA progression-free survival, as compared to the response observed with first-line ARS inhibitor treatment. These estimates have recently been corroborated by the Chi study at ASCO in 2018. After treatment and progression with a second ARS inhibitor or chemotherapy, patients with mCRPC have very limited treatment options other than pain management and other palliative care options. We believe patients who have received either abiraterone acetate or enzalutamide as a first- or second-line therapy would be candidates for combination therapy with these therapies and CPI-1205.

Clinical Development

ProSTAR Trial: Phase 1b/2 Clinical Trial in Combination with ARS Inhibitors. We are currently conducting an open-label Phase 1b/2 clinical trial of CPI-1205 in combination with either abiraterone acetate or enzalutamide in patients with mCRPC who had previously progressed on treatment with the other ARS inhibitor. The design of the ProSTAR trial is depicted below.

In the Phase 1b portion of the trial, 36 mCRPC patients were treated with CPI-1205 in combination with either abiraterone acetate or enzalutamide. Patients who experienced disease progression on treatment with abiraterone acetate were treated with a combination of enzalutamide and CPI-1205, and patients who experienced disease progression on treatment with enzalutamide were treated with a combination of abiraterone acetate and CPI-1205. The Phase 1b portion of this trial established the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose, and a recommended Phase 2 dose of CPI-1205 with these agents. The Phase 1b portion of the trial also observed evidence of clinical activity in both arms and in each of the parameters measured—PSA reductions, CTC reductions, and objective responses by RECIST. We intend to present data from the Phase 1b portion of the trial at the AACR meeting on April 1, 2019.

In the Phase 1b portion of ProSTAR as of February 6, 2019, the enzalutamide + CPI-1205 combination and the abiraterone acetate + CPI-1205 combination were both generally well-tolerated. The most frequent side effects were diarrhea, fatigue, and nausea of mild severity. There were no treatment-related serious adverse events reported.  One patient treated with the combination of CPI-1205 and abiraterone acetate discontinued treatment prior to completing one cycle (28 days) due to elevated liver enzymes, or transaminases. The elevated transaminases were asymptomatic and reversible. This patient also had clinical disease progression. No other dose-limiting toxicities were observed. One patient treated with the combination of CPI-1205, abiraterone acetate, and a co-medication that inhibits the enzyme CYP3A4 involved in drug metabolism had evidence of progression and died due to complications of pneumonia after two cycles of treatment in the trial. The clinical investigator concluded that the fatal event was not related to treatment with the trial combination.

Based on preliminary results in the enzalutamide arm of the Phase 1b portion of ProSTAR, we initiated dosing in a randomized Phase 2 portion evaluating CPI-1205 in combination with enzalutamide versus enzalutamide alone. While we previously planned to test CPI-1205 in combination with only one ARS inhibitor in the Phase 2 portion of the trial, based on promising data in the abiraterone acetate arm of the Phase 1b we decided to expand the Phase 2 portion of the study by adding an arm evaluating CPI-1205 in combination with abiraterone acetate in mCRPC patients who progressed on prior enzalutamide therapy. This arm will not be randomized against a control arm due to the low response rate and lack of durability seen with abiraterone acetate in the second-line setting. We have initiated dosing in both the enzalutamide arms and the abiraterone acetate arm. We also plan to collect and analyze biomarkers to assess molecular features of AR- and EZH2-related biology, which may allow us to enrich for patients who are most likely to respond to treatment with CPI-1205. Enrollment is on track in the Phase 2 portion of this trial. We intend to present an interim update of data of the Phase 2 portion of the ProSTAR trial at a medical meeting in the second half of 2019.

Compassionate Use. Two patients have been treated with a combination of CPI-1205 and enzalutamide under a compassionate-use protocol based on the preliminary anti-tumor activity observed in our Phase 1b clinical trial and because these patients did not meet the eligibility criteria for the ProSTAR trial. The first patient’s cancer previously progressed on treatment with both abiraterone acetate and enzalutamide as well as multiple chemotherapy treatments, treatment with immune checkpoint inhibitors, treatment with a tyrosine kinase enzyme inhibitor, and radium regimens. Shortly after first dosing with CPI-1205 and enzalutamide, treatment was interrupted for approximately four days due to non-treatment-associated pneumonia. Based on an assessment taken two weeks after initiation of therapy, this patient was observed to have an 80% reduction in PSA levels and showed evidence of tumor size reduction in the neck by palpation. Subsequently, the patient was found to have progressive disease in the liver, stopped therapy, and died shortly thereafter due to disease progression. The second patient was heavily pretreated with abiraterone acetate, enzalutamide, and docetaxel. This patient stopped chemotherapy without evidence of progressive disease and began treatment with CPI-1205 and enzalutamide, rendering us unable to evaluate the results of treatment. This patient discontinued the experimental combination due to disease progression. Based on the encouraging results in the first patient, we initiated an expansion arm in the ProSTAR trial of up to 30 heavily pretreated patients to determine whether the combination of CPI-1205 and enzalutamide could provide them with a meaningful benefit.

ORIOn-E Trial: Phase 1b/2 Clinical Trial in Combination with Immune Checkpoint Inhibitors. We initiated ORIOn-E, a Phase 1b/2 clinical trial of CPI-1205 in combination with ipilimumab or pembrolizumab for the treatment of patients with solid tumors who have previously progressed on treatment with an immune checkpoint inhibitor that inhibits programmed death-ligand 1, (PD-L1), or programmed cell death protein 1 (PD-1). Similar to the ProSTAR trial, patients were given an 800 mg dose of CPI-1205 three times per day, and we also explored the use of the same co-medication mentioned above to boost the exposure and lower the dose of CPI-1205 in this trial. The primary endpoint of the Phase 1b trial was to establish the maximum tolerated dose and the recommended Phase 2 dose of CPI-1205 with these agents. We assessed any dose-limiting toxicities according to CTCAE.

As of February 6, 2019, 24 patients in the Phase 1b trial had been treated with CPI-1205, consisting of 12 patients treated with the combination of CPI-1205 and ipilimumab and 12 patients treated with the combination of CPI-1205 and pembrolizumab. We observed preliminary evidence of activity. Three patients reported treatment-related serious adverse events, as follow: One patient experienced nausea and vomiting that resolved after treatment. Two patients experienced autoimmune hepatitis / transaminase elevations, including one taking the ipilimumab + CPI-1205 combination and one taking the pembrolizumab + CPI-1205 combination. Both cases had complete resolution of transaminases after steroid treatment. In addition, 14 patients discontinued treatment due to disease progression, consisting of seven patients taking the ipilimumab + CPI-1205 combination and seven patients taking the pembrolizumab + CPI-1205 combination.

In the second half of 2018, we decided not to proceed with the Phase 2 portion of ORIOn-E. The decision was based on prioritization to focus on CPI-1205 development efforts in metastatic castration-resistant prostate cancer and on other priorities. We may consider exploring combinations of CPI-1205 with checkpoint inhibitors as part of a broader clinical development strategy in the future.

Phase 1 Monotherapy Studies. We have evaluated CPI-1205 as monotherapy in a Phase 1 clinical trial in 32 patients with progressive / relapsed lymphoma, including 22 patients in the dose-escalation portion of the trial and ten patients in the expansion portion of the trial. We evaluated escalating doses of CPI-1205 administered on a continuous twice-daily dosing basis. Patients in the dose-escalation portion of the trial received CPI-1205 doses of 200, 400, 800, and 1,600 mg. The primary endpoint of the trial was to establish the safety of CPI-1205 as a single agent by evaluating the frequency of dose-limiting toxicities associated with treatment with CPI-1205 during the first 28 days of treatment. CPI-1205 was well tolerated at all dose levels with no dose-limiting toxicities reported during the dose-escalation phase. The most frequent adverse events in the Phase 1 trial were diarrhea, nausea, fatigue, a decrease in lymphocyte count, and muscle spasms, which were mostly grade 1 and grade 2. The most common study drug-related event experienced was diarrhea, which was reported by nine (28.1%) patients, followed by nausea reported by eight (25.0%) patients and fatigue by four (12.5%) patients. These events were mainly mild in severity and manageable with adequate supportive care. Only 5 (15.6%) patients had study-drug-related treatment-emergent adverse events, or TEAEs, of Grade 3 or higher. Decreased lymphocyte count was the only drug-related TEAE, with severity of Grade 3 or higher reported by more than two patients. At least one serious TEAE was reported by 15 (46.9%) patients. There were two possibly treatment-related serious adverse events, consisting of nausea and toxic epidermal necrolysis. The secondary endpoints of the trial were to characterize the safety and tolerability of CPI-1205, the pharmacokinetics of CPI-1205, the pharmacodynamic effects of CPI-1205 in lymphoma biopsy tissue, bone marrow, and skin biopsy tissue, and circulating subsets of normal immune cells and any anti-lymphoma activity that may be associated with CPI-1205

Patients in the dose-escalation portion of the trial were not selected on the basis of an EZH2 mutation. We observed dose-dependent increases in CPI-1205 exposure and evidence of target engagement at multiple dose levels. As of January 2018, two of the lymphoma patients treated with CPI-1205 as a monotherapy had objective partial metabolic responses to treatment by independent central review under the 2014 Lugano Response Criteria for Hodgkin and Non-Hodgkin lymphoma, or Lugano criteria, and one patient had durable stable disease. Under the Lugano criteria, responses are assessed using a PET/CT scan and are scored on a five-point scale. A partial metabolic response has a score of four or five with reduced tumor glucose uptake and suggests responding disease at interim and residual disease at end of treatment. Stable disease has a score of four or five with no significant change in tumor glucose uptake from baseline at interim or end of treatment. Both patients with partial metabolic responses were enrolled in the 1,600 mg cohort, one with germinal center-B-cell-like diffuse large B-cell lymphoma and one with follicular lymphoma. Both patients had progressive reductions in tumor volume. In addition, as of May 25, 2018, one patient with small lymphocytic lymphoma enrolled in the 200 mg cohort who remained on treatment has had stable disease for more than 32 treatment cycles. This patient transitioned to a single patient IND. The patient discontinued treatment and had stable disease in her last assessment.

We made a strategic decision to prioritize development of CPI-1205 in solid tumors, despite encouraging clinical data in our Phase 1 trial in patients with refractory lymphoma, primarily due to our evaluation of the potential pathway to regulatory approval and the potential commercial opportunities in solid tumors.

Preclinical Studies. We have conducted preclinical studies using in vitro prostate cancer cell models in which our observations suggested that CPI-1205 affected the viability of androgen-receptor-dependent prostate cancer cells in a concentration-dependent manner. These results were achieved consistently throughout the preclinical studies using in vitro prostate cancer cell models. We also observed that CPI-1205 affected the viability of two different established prostate cancer cell models of ARS inhibitor resistance: cell models that expressed ARV7 and cell models with engineered overexpression of the androgen receptor, which are resistant to bicalutamide, an ARS inhibitor. In addition, we observed that CPI-1205 enhanced the activity of ARS inhibitors in androgen-receptor-dependent prostate cancer cell models. We observed synergy with each combination of CPI-1205 and enzalutamide and of CPI-1205 and abiraterone acetate, and we believe that each agent enhanced the activity of the other agent.

As shown below, we observed that CPI-1205 inhibited tumor growth in vivo as a single agent in a lymphoma xenograft mouse model and may enhance the effectiveness of cancer therapies, including ARS inhibitors in a prostate cancer xenograft mouse model and immune checkpoint inhibitors in a breast cancer mouse model.

CPI-1205 Monotherapy in Pfeiffer Lymphoma Xenograft Mouse Model	Combination with ARS Inhibitor in Prostate Cancer Xenograft Mouse Model	Combination with Immune Checkpoint Inhibitor in Breast Cancer Mouse Model

The results in the lymphoma xenograft model presented above are consistent with similar studies of CPI-1205 as a monotherapy in that and other lymphoma xenograft models. The lymphoma xenograft model was powered for statistical significance. We used a conventional method of assessing statistical significance known as a one-way analysis of variance, or ANOVA, and the p-value for this study was less than 0.0001. p-value is a conventional method for measuring the statistical significance of experimental results. A p-value of less than 0.05 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance. We have not conducted additional studies in the other two models presented above. These two models were not powered for statistical significance.

We also conducted additional preclinical studies of CPI-1205 in models of tumor types other than those discussed above. Depending on the tumor type, we observed varied levels of tumor growth inhibition at a given CPI-1205 dosing regimen, and the results of those studies helped inform our clinical development strategy.

CPI-0209—Second-Generation EZH2 Inhibitor

We designed CPI-0209, our second-generation EZH2 inhibitor, to achieve comprehensive coverage of EZH2 to potentially enable rapid and durable tumor regression. We believe that such a product would enable us to expand the addressable patient populations beyond those that have been targeted by first-generation EZH2 inhibitors. We are currently advancing CPI-0209 in IND-enabling studies and plan to initiate a Phase 1 clinical trial in solid tumors in mid-2019.

In preclinical studies, we observed that CPI-0209 bound to EZH2 more durably and with higher affinity when compared to first-generation EZH2 inhibitors. We believe that these characteristics may enable CPI-0209 to increase the level and duration of EZH2 inhibition compared to that of CPI-1205. Product candidates that provide more comprehensive and longer inhibition of EZH2 may treat certain cancer types requiring that effect. We believe that the level of EZH2 inhibition necessary to produce a therapeutic effect varies across cancer types based on our preclinical studies where we have observed that the dose required to affect tumor growth is higher in certain cancer types. As illustrated below, we have also observed that CPI-0209 produced tumor regression beginning after five days of initiation of treatment in a lymphoma xenograft mouse model. In an ARV7+ prostate cancer model, a disease type for which ARS inhibitors have not been found to be effective, we observed that CPI-0209 stopped tumor growth after 21 days of treatment. Based on this, we hypothesize that CPI-0209 can potentially be effective in other tumor models where first-generation EZH2 inhibitors would be less effective.

Rapid and Durable Tumor Regression in Lymphoma Xenograft Mutated EZH2 Model (left) and Prostate Cancer Xenograft ARV7+ Model (right)

We plan to develop CPI-0209 for the treatment of solid tumors. We believe that mutations can render these tumor cells dependent on the activity of EZH2 and that cancer cells can use EZH2 as a resistance mechanism against therapeutic agents. We are considering developing CPI-0209 in one or more of these contexts.

Discovery Programs

We are currently advancing several programs against additional epigenetic regulators focused on the tumor and the immune microenvironment. Our immuno-epigenetics efforts are focused on pathways relevant for immune cell re-programming or increasing tumor immunogenicity to drive tumor rejection. We remain committed to advancing programs that normalize abnormal cell gene expression within cancer cells.

Sales and Marketing

In light of our stage of development, we have not yet established a commercial organization or distribution capabilities. We have retained worldwide commercial rights for our product candidates. If our product candidates receive marketing approval, we plan to commercialize them in the United States with our own focused specialty sales force.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely on, and expect to continue to rely on, third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have entered into clinical supply agreements with contract manufacturers.

We obtain materials for CPI-1205 and CPI-0610 from multiple third-party manufacturers. We engage separate third-party manufacturers for the finish-and-fill services for CPI-1205 and CPI-0610. For CPI-0209, we have engaged a third-party manufacturer to produce the active pharmaceutical ingredient and another third-party manufacturer for the finish-and-fill services.

All of our product candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition, and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience, and scientific resources provide us with competitive advantages, we face competition from many sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are a large number of companies developing or marketing treatments for cancer, including many large pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapies that work by targeting epigenetic mechanisms, including through EZH2 and BET inhibition.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical testing, regulatory review, and marketing than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and enrolling patients in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of all of our therapeutic product candidates, if approved, are likely to be their efficacy, safety, convenience, and price, the availability and effectiveness of related companion diagnostics in guiding the use of related therapeutics, the level of generic competition, and the availability of reimbursement from government and other third-party payers.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we can for ours, which could result in our competitors establishing a strong market position before we can enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payers seeking to encourage the use of generic products. Generic products that broadly address these indications are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation, and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies our product candidates will not compete with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients, and third-party payers.

In addition to currently marketed therapies, there are also a number of products in late-stage clinical development to treat cancer. These products in development may provide efficacy, safety, convenience, and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.

If our lead product candidates are approved for the indications for which we are currently undertaking clinical trials, they will compete with the therapies and currently marketed drugs discussed below.

CPI-0610 / Myelofibrosis

Ruxolitinib, a JAK1/JAK2 inhibitor developed and marketed by Incyte, was approved by the FDA in 2011 as a first-line treatment for high- and intermediate-risk myelofibrosis patients. There are no products approved by the FDA or regulatory authorities outside the United States as a second-line treatment for patients who no longer respond to or tolerate treatment with ruxolitinib. Many companies are developing product candidates or combination regimens that may compete with CPI-0610, if approved, as a combination regimen with ruxolitinib or as monotherapy in patients who have received prior ruxolitinib therapy.

Incyte is developing treatments for second-line therapy in patients with MF that combine ruxolitinib with PI3 kinase inhibitors and provirus integration site for moloney murine leukemia virus kinase inhibitors. Incyte may develop these combinations in a co-formulated oral dosage form, which could increase the convenience of these combination regimens.

There are several other companies developing JAK1/JAK2 inhibitors as a first-line and second-line treatment of patients with MF. Celgene Corporation, or Celgene, acquired fedratinib in January 2018 as part of its acquisition of Impact Biosciences, Inc. In January 2019, Bristol-Myers Squibb proposed acquiring Celgene. Fedratinib has been evaluated in clinical trials as first- and second-line treatments for MF. Celgene has disclosed that an NDA was filed for regulatory approval of fedratinib in myelofibrosis at the end of 2018. Celgene has also disclosed the potential to combine fedratinib with other products, such as the erythroid maturation agent luspatercept. CTI Biopharma Corp. is conducting a Phase 3 trial of pacritinib in MF patients with thrombocytopenia in the United States. Nippon Shinyaku is conducting a Phase 2 trial with NS-018 in patients with MF. Sierra Oncology is developing momelotinib, a JAK1/ACVR1 inhibitor for MF and associated anemia.

CPI-0610 could face competition from products with different biological targets that are in development as a therapeutic option for patients with MF with prior exposure to ruxolitinib, including as a monotherapy or in combination with ruxolitinib. These products include kinase inhibitors, telomerase inhibitors, and other epigenetic inhibitors. Geron Corporation is conducting a Phase 2 trial evaluating imetelstat, a telomerase inhibitor, in patients with MF who have relapsed after or are refractory to prior treatment with a JAK inhibitor. Imago BioSciences, Inc., is conducting a Phase 1 trial of IMG-7289 with an inhibitor of LSD1, which is an epigenetic target, in patients with MF. MEI Pharma, Inc., and Helsinn are conducting a Phase 2 trial of pracinostat, a histone deacetylase inhibitor in MF patients on treatment with ruxolitinib.

We are aware of several companies that are developing BET inhibitors, including AbbVie, Bristol-Myers Squibb, Celgene, GlaxoSmithKline, F. Hoffmann-La Roche, or Roche, Pfizer, Boehringer Ingelheim, SignalRx and Zenith Epigenetics.

CPI-1205 / mCRPC

CPI-1205 could face competition from ARS inhibitors, chemotherapies, and products with alternative mechanisms. Competing ARS inhibitors include enzalutamide (Xtandi®), which is marketed by Pfizer and Astellas, and abiraterone acetate (Zytiga®), which is marketed by Janssen. In February 2018, the FDA approved apalutamide (Erleada®), an ARS inhibitor developed by Janssen for the treatment of non-metastatic CRPC, a disease state when the cancer no longer responds to medical or surgical treatments that lower testosterone but has not yet been discovered in other parts of the body. In late 2018, generic versions of abiraterone acetate were launched. Bayer is conducting Phase 3 clinical trials with darolutamide, an ARS inhibitor in non-metastatic CRPC and in metastatic hormone-sensitive prostate cancer. Additionally, each of these products is a potential alternative for CPI-1205-based combination therapy for patients whose disease has progressed after initial treatment with an ARS inhibitor.

Janssen received regulatory approval for abiraterone acetate in combination with androgen deprivation therapy in hormone-naïve metastatic prostate cancer in February 2018. Pfizer and Astellas completed a Phase 3 trial with enzalutamide in non-metastatic castration-resistant prostate cancer, and the FDA granted Priority Review of a Supplemental New Drug Application based on these data in March 2018. Bayer reported in February 2019 the successful completion of a Phase 3 clinical trial with darolutamide plus androgen deprivation therapy (ADT) in non-metastatic castration-resistant prostate cancer.

Competing chemotherapies include docetaxel (Taxotere), cabazitaxel (Jevtana), and sipuleucel-T (Provenge), which each provide an option for patients who may not wish to continue treatment with an ARS inhibitor. Product candidates targeting prostate-specific membrane antigen (PSMA) include the radioligand Lu-177-PSMA-617 (Endocyte, acquired in 2019 by Novartis), AMG160 (Amgen), and HPN424 (Harpoon).

CPI-1205 may also face competition from products with alternative mechanisms of action including poly-ADP-ribose polymerase, or PARP, inhibitors, targeted therapies including polo-like kinase inhibitors and protein kinase B, or AKT, inhibitors, immune checkpoint inhibitors and other immunotherapy-based mechanisms. Several companies are conducting clinical development of PARP inhibitors in prostate cancer, including AstraZeneca, Clovis Oncology, Pfizer, AbbVie and Janssen/Tesaro (Glaxo SmithKline acquired Tesaro in 2019).

CPI-1205 could also face competition from products targeting similar or alternative epigenetic mechanisms. Zenith Epigenetics and GlaxoSmithKline are each testing BET inhibitors (ZEN-3694 and GSK 525762, respectively) in Phase 1 trials in patients with mCRPC. Pfizer initiated clinical development of an EZH2 inhibitor, PF-06821497, in a Phase 1b/2 trial that includes a combination arm with enzalutamide in mCRPC. Jiangsu HengRui is conducting a Phase 1/2 clinical trial of SHR2554, an EZH2 inhibitor, alone or in combination with SHR3680, an androgen receptor antagonist, in mCRPC. CellCentric. is developing CCS1477, a P300/CBP inhibitor, and is conducting Phase 1 clinical trials in prostate cancer. Epizyme, Inc. is conducting Phase 2 clinical trials of tazemetostat, an EZH2 inhibitor, in solid tumors and hematological malignancies and has announced plans to develop the compound in prostate cancer. Merck is conducting Phase 3 clinical trials of pembrolizumab in combination with chemotherapy, enzalutamide, and olaparib in prostate cancer.

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including by seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of epigenetic small molecule drug discovery.

Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both our owned and licensed intellectual property, we cannot be sure that patents will issue with respect to any of our owned or licensed pending patent applications or with respect to any patent applications that we or our licensors may file in the future, nor can we be sure that any of our owned or licensed patents or any patents that may be issued in the future to us or our licensors will be commercially useful in protecting our product candidates and methods of manufacturing the same. Moreover, other than for CPI-1205 and CPI-0610, we have generally not sought, and may be unable to obtain, patent protection for certain of our product candidates generally as well as with respect to certain indications. See “Risk factors—Risks related to our intellectual property” for a more comprehensive description of risks related to our intellectual property. We generally file patent applications directed to our key programs, including CPI-1205, CPI-0209 and CPI-0610, in an effort to establish our intellectual property positions regarding new compositions relating to these programs as well as uses of these and similar compositions in the treatment of relevant diseases. We also seek patent protection with respect to methods of making these compositions and to biomarkers that may be useful in establishing or monitoring the efficacy of these compositions in patients. As of January 17, 2019, we owned 19 issued or allowed U.S. patents, six U.S. pending non-provisional patent applications, one pending reissue application (which has now been allowed), 141 issued or allowed foreign patents, 20 foreign pending patent applications, 10 pending Patent Cooperation Treaty, or PCT, application and seven U.S. provisional patent applications. The foreign issued patents and patent applications are in a number of jurisdictions, including Australia, Brazil, Canada, Chile, Colombia, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, and South Africa for CPI-1205 and including Australia, Brazil, Canada, Eurasia, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa for CPI-0610. Additionally, our epigenetics platform is not protected by any patented intellectual property.

The intellectual property portfolios for our most advanced programs as of January 17, 2019, are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to below.

CPI-0610 / BET Inhibitor Program

The intellectual property portfolio for our CPI-0610 program includes patents and applications directed to compositions of matter generically and specifically covering CPI-0610 and related BET inhibitors, as well as to methods for using and making these novel compositions. As of January 17, 2019, we owned three issued or allowed U.S. patents, two issued or allowed European Patent Office patents, and approximately 57 foreign patents and patent applications in a number of other jurisdictions relating to our CPI-0610 program. The U.S. or ex-U.S. issued patents or patents issuing from these pending applications, if any, for our CPI-0610 program are projected to have a statutory expiration date from December 2031 to June 2035, excluding any additional term for patent term adjustments or patent term extensions.

In addition to patent protection, we rely upon unpatented trade secrets and confidential know-how and continuing technological innovation to develop and maintain our competitive position. However, trade secrets and confidential know-how are difficult to protect. We seek to protect our proprietary information, in part, using confidentiality agreements with any future collaborators, scientific advisors, employees and consultants, and invention assignment agreements with our employees. We also have agreements requiring assignment of inventions with selected consultants, scientific advisors and collaborators. These agreements may not provide meaningful protection. These agreements may also be breached, and we may not have an adequate remedy for any such breach. In addition, our trade secrets and/or confidential know-how may become known or be independently developed by a third party or misused by any collaborator to whom we disclose such information. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain or use information that we regard as proprietary. Although we take steps to protect our proprietary information, third parties may independently develop the same or similar proprietary information or may otherwise gain access to our proprietary information. As a result, we may be unable to meaningfully protect our trade secrets and proprietary information. See “Risk factors—Risks related to our intellectual property” for a more comprehensive description of risks related to our intellectual property.

CPI-1205 / EZH2 Inhibitor Program

The intellectual property portfolio for our CPI-1205 program includes patents and applications directed to compositions of matter generically and specifically covering CPI-1205 and related EZH2 inhibitors, as well as to methods for using and making these novel compositions. As of January 17, 2019, we owned five issued or allowed U.S. patents, two issued or allowed European Patent Office patents, five U.S. pending non-provisional patent applications, one pending U.S. reissue application (which has been now allowed), approximately 80 foreign patents and patent applications in a number of other jurisdictions, and six pending PCT applications relating to our CPI-1205 program. Of our owned U.S. patents, three are issued U.S. composition of matter patents that contain claims covering CPI-1205 specifically and generically. We are aware of prior art that may invalidate some but not all of the generic claims included in one of the composition of matter patents. While we believe that the specific claims and the other generic claims contained in our issued U.S. composition of matter patents provide protection for the composition of matter of CPI-1205 and are not implicated by such prior art, third parties may nevertheless challenge such claims and if such specific claims, or any such other generic claims on which we may rely, are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired. The U.S.- or ex-U.S.-issued patents or patents issuing from these pending applications, if any, for our CPI-1205 program are projected to have statutory expiration dates between February 2033 and December 2039, excluding any additional term for patent term adjustments or patent term extensions.

CPI-0209 / Second-Generation EZH2 Inhibitor Program

We own one pending U.S. provisional patent application covering the composition of matter and methods of use of CPI-0209. However, we do not currently own or in-license any issued patents or non-provisional patent applications covering our CPI-0209 product candidate. Our provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing the provisional application. If we do not timely file any non-provisional patent applications, we may lose our priority date with respect to our provisional patent application and any patent protection on the inventions disclosed in our provisional patent application. While we intend to timely file non-provisional patent applications relating to our provisional patent application, we cannot predict whether any of our future patent applications for CPI-0209 or any other future product candidates will result in the issuance of patents that effectively protect CPI-0209 and any other future product candidates, or if any of our or our licensors’ issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we and our licensors cannot be certain that we were the first to make the inventions claimed in our licensed patents, patents we own in the future, or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

License and Collaboration Agreements

License and Collaboration Agreement with Genentech

In January 2012, we entered into a license and collaboration agreement with Genentech, Inc., and F. Hoffmann-La Roche Ltd, collectively referred to as Genentech. We refer to this agreement as the collaboration agreement. Our performance obligations under the collaboration agreement are complete.

Under the collaboration agreement, we and Genentech conducted a three-year research collaboration program to discover and validate certain epigenetic targets, or the Targets, and to discover and develop compounds suitable for clinical development that bind to and modulate those Targets. Genentech had the right to obtain the exclusive right to develop product candidates that target certain of the Targets. We refer to any such licensed product as a Genentech Licensed Product. In December 2014, Genentech selected three Targets and acquired such exclusive rights with respect to these Targets. In August 2018, Genentech terminated its exclusive rights to two of the three selected Targets. Following this termination, we have been conducting and are permitted to conduct research and development activities with respect to those two Targets. We refer to the remaining Target for which Genentech holds exclusive rights as the Genentech Target. The Genentech Target is not currently a target that is part of our clinical, preclinical or discovery programs. Genentech is obligated to use commercially reasonable efforts to develop at least one product for the Genentech Target.

Under the collaboration agreement, we granted an exclusive, sublicensable license to Genentech under certain of our intellectual property to make, have made, use, sell, offer for sale, import, research, discover and develop the Genentech Target and certain compounds and products that bind to and modulate the Genentech Target. We refer to this license as the Genentech Target License. We also granted Genentech a non-exclusive license under certain of our intellectual property in order for Genentech to make, use and import compounds created during the research collaboration or provided by us to Genentech during the research collaboration, for Genentech’s internal research purposes relating to biological targets that are not Targets.

Genentech paid us $40 million as an upfront payment under the collaboration agreement and provided additional funds for our research activities under the research collaboration. With respect to the Genentech Target, the collaboration agreement provides for milestone payments and future sales-based milestones and royalties payable to us by Genentech upon achievement of specified milestones and sales targets by Genentech. Specifically, for the first Genentech Licensed Product to achieve a milestone for the Genentech Target, Genentech has agreed to pay us up to an aggregate of $208 million for certain preclinical and clinical milestones, regulatory approval and sales milestones, and certain other sales milestones if the Genentech Licensed Product is covered by a valid claim of an issued patent in certain of our intellectual property. To date, Genentech has paid us $0.8 million for the achievement of a preclinical milestone with respect to one Genentech Target. We did not receive any milestone payments or royalties in the years ended December 31, 2018 and 2017.

Genentech is also obligated to pay us tiered royalties ranging from mid-single-digit to low-teen percentages on net sales of Genentech Licensed Products if covered by a valid claim of an issued patent in certain of our intellectual property in the country of sale, and a low-single digit royalty on net sales of Genentech Licensed Products if covered only by certain pending patent applications in certain of our intellectual property in the country of sale. These royalties are subject to reduction or elimination in certain circumstances. Genentech’s royalty obligations continue on a Genentech Licensed Product on a country-by-country basis until, as applicable, (i) the expiration of the last-to-expire valid claim covering the Genentech Licensed Product in the country of sale if the Genentech Licensed Product is covered by a valid issued claim of a license patent,  or (ii) , the date on which the Genentech Licensed Product is no longer covered by such a pending licensed patent application in the country of sale, if the Genentech Licensed Product is covered only by a valid pending claim of a licensed patent application. Based on the current status of the licensed patents and patent applications, any such payments are not likely to extend beyond May 2037. Following Genentech’s termination of its exclusive rights to two of the three selected Targets in August 2018, we are obligated to pay Genentech a low-single-digit royalty on net sales of any licensed products we develop that target such terminated Targets and are covered by a valid issued claim in the intellectual property jointly developed by us and Genentech during the research collaboration.

The collaboration agreement will expire when all the payment obligations under the collaboration agreement expire. We and Genentech may each terminate the collaboration agreement in whole or with respect to a country for a Genentech Target or a Genentech Licensed Product if the other party materially breaches the collaboration agreement and does not cure the breach within a specified time period. Genentech may terminate the collaboration agreement for convenience in whole or with respect to a country for a Genentech Target or Genentech Licensed Product on 90 days’ prior written notice. We and Genentech may each terminate the collaboration agreement if the other party undergoes certain bankruptcy events. If Genentech terminates the collaboration agreement as a whole or with respect to a Genentech Target, Genentech Licensed Product or country for our uncured material breach or bankruptcy event, the licenses we granted to Genentech would become irrevocable and, instead of paying the milestones and royalties described above, Genentech would pay us a low-single-digit royalty on net sales of the Genentech Licensed Products with respect to which the collaboration agreement was terminated if such Genentech Licensed Products are covered by a valid claim of an issued patent in certain of our intellectual property in the terminated countries, which royalties are subject to reduction or elimination in certain circumstances.

In January 2012, we entered into an option agreement with Genentech under which we granted Genentech an option to acquire all of our equity interests. In August 2015, Genentech notified us that it elected not to exercise the option, and the option is no longer exercisable.

Research, Development and Commercialization Agreement with the Leukemia & Lymphoma Society

In July 2012, we entered into a research, development and commercialization agreement with the Leukemia & Lymphoma Society, or LLS. We refer to the agreement as the LLS Agreement. Under the LLS Agreement, LLS agreed to provide funding for the development of a compound targeted toward certain tandem bromodomain-containing proteins, designed for and researched for use in the treatment of lymphoma, myelodysplastic syndrome, acute myelogenous leukemia or multiple myeloma, or the Field, in accordance with an agreed-upon budget and milestones, which we call the research program. The LLS Agreement initially required us to perform the development activities on a compound that we are no longer developing. We and LLS amended the LLS Agreement in April 2013 to allow us to propose alternative compounds to LLS and for LLS to decide whether it would fund the research program for an alternative compound. We proposed CPI-0610, and LLS agreed to fund CPI-0610 as the alternative compound in June 2013. We and LLS further amended the LLS Agreement in June 2013, June 2014 and March 2016 to reflect changes to the research program milestones.

LLS has agreed to pay us up to $7.5 million, or the LLS Funding, toward the costs of the research program. We may use such funding solely to pay or reimburse expenses of the research program in accordance with an agreed-upon budget. As of December 31, 2018, LLS has paid us $7.3 million in aggregate, and we expect that the milestones which would trigger the remaining $0.2 million will be achieved in 2019. We are obligated, and have to date provided funding, to match LLS’s funding to support the research program.

We are obligated to use commercially reasonable efforts to conduct the research program substantially in accordance with an agreed-upon research plan with the goal of developing an LLS Product for commercial sale. Once the research program is complete, we are obligated to use, at our own expense, commercially reasonable efforts to develop at least one LLS Product in the Field in the United States, France, Germany, Italy, Spain, the United Kingdom or Japan, or the major market countries, and, following receipt of regulatory approval for at least one LLS Product in any major market country, to commercialize the LLS Product in the Field in such country. If we fail to meet the foregoing obligation, then, under certain circumstances, LLS may terminate the agreement and LLS may exercise the exclusive, sublicensable, worldwide license we granted LLS in certain of our intellectual property to develop and commercialize CPI-0610.

We are obligated to pay to LLS up to $25 million, which would be payable in variable portions based on our execution of any agreement to license or permanently transfer rights to CPI-0610 or an LLS Product to an unaffiliated third party, on the closing of a change of control of our company, or on the receipt of regulatory approval in certain of the major market countries, which we refer to as the Payment Cap Payments. Our payment obligations to LLS continue until satisfied and otherwise only terminate upon a termination of the LLS Agreement by us in the event of a material breach by LLS. The LLS Agreement expires when there are no longer any payment obligations owing from one party to the other with respect to any of these provisions.

We and LLS may terminate the LLS agreement for a material breach by the other party that is not cured within a specified period. LLS may terminate the LLS Agreement if we are debarred by the FDA or excluded from health care programs, or if we knowingly use for any services under the LLS Agreement any individual or entity who is debarred or excluded, or if we undergo certain bankruptcy events. If LLS terminates the LLS Agreement because we are debarred by the FDA or excluded from health care programs, or knowingly use the services of any individual or entity who is debarred or excluded for any services under the LLS Agreement, or we materially breach the LLS Agreement and do not cure within the specified time period, we are obligated to repay LLS the LLS Funding and, if we continue development of the LLS Product thereafter, we also must pay LLS the Payment Cap Payments.

Government Regulation and Product Approvals

Government authorities in the United States at the federal, state and local level, and in other countries and jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, pricing, reimbursement, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.

Approval and Regulation of Drugs in the United States

In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA or Department of Justice, or DOJ, or other government entities, including state agencies.

An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

•

preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;

•	submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•

performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;

•

preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•

satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•	payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA.

Preclinical Studies

Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage, including in vitro and animal studies to assess the safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and long-term toxicity studies may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial, and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In these cases, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls (CMC).  A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol may not be allowed to proceed, while other protocols may be allowed. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, a clinical trial may only resume after the FDA has so notified the sponsor. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the clinical trial can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or a new drug application. The final rule provides that such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or the competitive environment.

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Expanded Access to an Investigational Drug for Treatment Use

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect.  This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.

Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational drug product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.

Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.

Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug. Such Phase 3 studies are referred to as “pivotal.”

In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under Accelerated Approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Concurrent with clinical trials, companies often complete additional animal studies.  They must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity and potency of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.

Review and Approval of an NDA

In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety, purity and potency of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by independent investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the drug product to the satisfaction of the FDA.

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new non-biologic drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Biologic Licensing Applications, of BLAs, are submitted for approval of biologic products. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

The FDA conducts a preliminary review of the application, generally within 60 calendar days of its receipt, and strives to inform the sponsor within 74 days whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for Priority Review are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

Before approving an application, the FDA typically will inspect the facility or facilities where the product is being or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. A REMS uses risk-minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, the seriousness of the disease, the expected benefit of the product, the expected duration of treatment, the seriousness of known or potential adverse events and whether the product is a new molecular entity.

The FDA may refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that review, evaluate and provide a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but the FDA considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Regenerative Advanced Therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interaction with the FDA, and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information, and the sponsor must pay applicable user fees. However, the FDA’s time-period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for Priority Review if it treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A Priority Review designation is intended to direct overall attention and resources to the evaluation of such applications and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as Regenerative Advanced Therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and if preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a Regenerative Advanced Therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for Priority Review and Accelerated Approval based on surrogate or intermediate endpoints.

Accelerated Approval Pathway

The FDA may grant Accelerated Approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant Accelerated Approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted Accelerated Approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of Accelerated Approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with Accelerated Approvals based on intermediate clinical endpoints but has indicated that such endpoints generally may support Accelerated Approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The Accelerated Approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, Accelerated Approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of Accelerated Approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with Priority Review.

The Accelerated Approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or to confirm a clinical benefit during post-marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a new product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, or require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including a REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS programs can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. The FDA may require a REMS before or after approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product. After approval, many types of changes to the approved product, such as adding new indications, changing manufacturing processes and adding labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Regulation

If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.

A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit to the FDA samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot. The FDA may also perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical trials;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full clinical studies, which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs. To obtain approval of a generic drug, an applicant must submit an Abbreviated New Drug Application, or ANDA, to the agency. An ANDA is a comprehensive submission that contains, among other things, data and information pertaining to the active pharmaceutical ingredient, bioequivalence, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. ANDAs are abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, in support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, route of administration, dosage form, strength and conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is bioequivalent to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or the patient.

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant and are essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. Three-year exclusivity would be available for a drug product that contains a previously approved active moiety, provided the statutory requirement for a new clinical investigation is satisfied. Unlike five-year NCE exclusivity, an award of three-year exclusivity does not block the FDA from accepting ANDAs seeking approval for generic versions of the drug as of the date of approval of the original drug product. The FDA typically makes decisions about awards of data exclusivity shortly before a product is approved.

The FDA must establish a Priority Review track for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The FDA is also authorized to expedite review of “competitor generic therapies” or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;
•	the listed patent has expired;
•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•	the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the applicant is not seeking approval).

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, the expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.

Pediatric Exclusivity

Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must seek orphan drug designation before submitting an NDA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same condition for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. Additionally, the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

FDA Approval of Companion Diagnostics

If safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product.  In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic device is not approved or cleared for that indication.  Approval or clearance of the companion diagnostic device will ensure that the device has been adequately evaluated and has adequate performance characteristics in the intended population. The review of in vitro companion diagnostics in conjunction with the review of our therapeutic treatments for cancer will, therefore, likely involve coordination of review by the FDA’s Center for Drug Evaluation and Research and the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate.  The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs fees for medical device product review; for federal fiscal year 2019, the standard fee for review of a PMA is $322,147and the small business fee is $80,537.

A clinical trial is typically required for a PMA application and, in a small percentage of cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s IDE regulation. The IDE regulation distinguishes between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

Health Care Law and Regulation

Health care providers and third-party payers play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payers and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

•

the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing •or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payers, including private insurers.

Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Insurance Coverage and Health Care Reform

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payers to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payers, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payer will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payer will pay for the product once coverage is approved. Third-party payers are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payers may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payer not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payer’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payer’s determination to provide coverage for a product does not assure that other payers will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payer to payer.

The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States.

In March 2010, the United States Congress enacted the Patient Protection and Affordable Care Act, or ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Among the provisions of the ACA of importance to our potential product candidates are:

•

an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;

•

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•

expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
•	expanded the types of entities eligible for the 340B drug discount program;
•

established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% (and 70% starting January 1, 2019) point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, will remain in effect through 2027 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others. Specifically, however, the process governing approval of medicinal products in the European Union, or EU, generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.

Clinical Trial Approval

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual member states of the European Union, or EU Member States, govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU Member States and further detailed in applicable guidance documents.

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, was adopted. The Clinical Trials Regulation was published on June 16, 2014 but is not expected to apply later in 2019. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.

The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States). Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

PRIME Designation in the EU

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises, or SMEs, may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies, or CAT, are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Marketing Authorization

To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the CHMP is responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•

the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;

•

the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and

•

the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.

The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.

The EU medicines rules expressly permit the EU Member States to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU Member States may prohibit or restrict us from commercializing our products, even if they have been granted an EU marketing authorization.

Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States.

The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the EU Member States of the marketing authorization of a medicinal product by the competent authorities of other EU Member States. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.

Regulatory Data Protection in the EU

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

Periods of Authorization and Renewals

A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU Member States may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid (the so-called sunset clause).

Paediatric Studies and Exclusivity

Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU Member States and in addition a range of other benefits during the development and regulatory review process including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

Regulatory Requirements After a Marketing Authorization has been Obtained

In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•

The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•

The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and are also subject to EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty, which would be March 29, 2019. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom. See “Risk factors—Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed abroad.”

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

General Data Protection Regulation

The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater.  The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.  Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

Pricing Decisions for Approved Products

In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, EU Member States have the option to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced EU Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Employees

As of February 28, 2019, we had 82 full-time employees, including a total of 38 employees with M.D. or Ph.D. degrees. Of these full-time employees, 58 employees were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

Our principal facilities consist of office and laboratory space. We currently occupy approximately 36,309 square feet of office space in Cambridge, Massachusetts under a lease that currently expires in June 2020. In September 2018, we executed the Fourth Amendment to our non-cancellable operating lease. The terms of the amendment, which covers additional space and expires in February 2022, expanded the size of the leased premises to include additional 11,237 square feet in the leased facility as of February 2019.

Scientific Advisory Board

We have established a scientific advisory board and we regularly seek advice and input from these leading scientists and physicians on matters related to our research and development programs. The members of our advisory board consist of experts across a range of key disciplines relevant to our programs. Our advisors are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. In addition, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. All of our advisors are affiliated with other entities and devote only a small portion of their time to us. The current members of our scientific advisory board are:

Name	Positions
David Livingston, M.D.	Deputy Director, Dana Farber Harvard Cancer Center and Professor of Medicine and Genetics, Harvard Medical School
Scott Lowe, Ph.D.	Chair of the Geoffrey Beene Cancer Research Center, Cancer Biology and Genetics Program, Sloan-Kettering Institute and Howard Hughes Medical Institute
Robert Schreiber, Ph.D.	Professor of Pathology and Immunology, Professor Molecular Microbiology and Director of the Center of Human Immunology and Immunotherapy programs, Washington University School of Medicine
Padmanee Sharma, M.D., Ph.D.	Professor, Department of Genitourinary Medical Oncology, Department of Immunology, Division of Cancer Medicine, The University of Texas MD Anderson Cancer Center

ADDITIONAL INFORMATION

We were incorporated as a Delaware corporation in 2008. Our principal executive offices are located at 215 First Street, Suite 200, Cambridge, Massachusetts 02142, and our telephone number is (617) 714-0555. Our wholly-owned subsidiary is Constellation Securities Corporation.

Our Internet address is www.constellationpharma.com. Through a link on the “Investor Relations” section of this website,  ir.constellationpharma.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, proxy statement on Form DEF 14A, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material or furnish them to the Securities and Exchange Commission, or the SEC. In addition, we will provide electronic or paper copies of our filings free of charge upon request. Information contained on our corporate website or any other website is not incorporated into this Annual Report and does not constitute a part of this Annual Report.

The SEC also maintains a website containing reports, proxy materials and information statements, among other information, at http://www.sec.gov.

Item 1A. Risk Factors.

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Annual Report on Form 10-K and other filings with the Securities and Exchange Commission, or the SEC, press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks related to our financial position and need for additional capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $59.9 million for the year ended December 31, 2018, $35.4 million for the year ended December 31, 2017 and $34.5 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $233.8 million. To date, we have financed our operations primarily through our initial public offering, which closed on July 23, 2018, sales of our preferred stock, payments received in connection with collaboration and research agreements and borrowings under loan agreements. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our Phase 1b/2 clinical trial of CPI-1205, which we refer to as the ProSTAR trial, and our Phase 2 clinical trial of CPI-0610, which we refer to as the MANIFEST trial;
•	complete IND-enabling studies and prepare for a planned Phase 1 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;
•	advance our clinical-stage product candidates into later stage trials;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 1b/2 clinical trial of CPI-1205 and our Phase 2 clinical trial of CPI-0610 and prepare for a planned Phase 1 clinical trial of CPI-0209; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing Phase 1b/2 clinical trial of CPI-1205 and Phase 2 clinical trial of CPI-0610;
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

As of December 31, 2018, we had cash and cash equivalents of approximately $114.6 million. We believe that our existing cash and cash equivalents as of December 31, 2018, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Any future indebtedness that we may incur combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We are early in our development efforts, and we only have two product candidates in clinical trials that we are developing, CPI-1205 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, and CPI-0610 for the treatment of myelofibrosis, or MF. All of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in our integrated epigenetics platform to discover and develop new drugs that selectively modulate gene expression that may lead to the killing or reprogramming of cancer cells or result in anti-tumor immune activity. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We are pursuing the development of our product candidates in combination with other approved therapeutics. We are currently conducting (i) a Phase 1b/2 clinical trial of CPI-1205 for the treatment of mCRPC in combination with enzalutamide, which is marketed by Pfizer Inc. and Astellas Pharma Inc. and is currently approved to treat mCRPC, or abiraterone acetate, which is marketed by Janssen and is currently approved for use in combination with prednisone for the treatment of patients with mCRPC, and (ii) a Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib, which is marketed by Incyte, Inc. and is currently approved to treat intermediate or high-risk MF, in patients with MF. We expect to commence additional clinical trials of our product candidates in combination with other approved therapeutics, including, if our Phase 1b/2 trial is successful, a pivotal Phase 3 clinical trial of CPI-1205 in combination with either enzalutamide or abiraterone acetate for the treatment of mCRPC. We may also seek to develop our product candidates in combination with other therapeutics in the future.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and use of our product candidates through compassionate use, and we will face an even greater risk if we commercially sell any products that we may develop. For example, in January 2017, a participant dosed in our Phase 1 clinical trial of CPI-0610 filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium, related to alleged psychological injuries resulting from the use of CPI-0610. The plaintiff is seeking damages and alleges that the trial protocols did not adequately inform the plaintiff of the risks of psychosis and that the plaintiff was misled into believing that the Phase 1 clinical trial participation was with a product that had already proven efficacious. We filed an answer in March 2017. While we believe we have meritorious defenses, expect insurance to cover any damages as a result of this claim and do not deem this litigation to be material, it could divert management’s attention and resources, and result in harm to our reputation or any of the other results described below.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 1b/2 clinical trial of CPI-1205 and Phase 2 clinical trial of CPI-0610 and plan to rely on third-party clinical research organizations or third-party research collaboratives to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

If we are required by FDA to develop a companion diagnostic to identify patients who are likely to benefit from a therapeutic product, we will by reliant on third parties to develop a diagnostic and their failure to do so may delay or prevent approval of the therapeutic product.

In July 2014, the FDA issued final guidance that stated that if safe and effective use of a therapeutic depends on an in vitro diagnostic, then the FDA generally will not approve the therapeutic unless the FDA approves or clears this “in vitro companion diagnostic device” at the same time that the FDA approves the therapeutic. We may be required by FDA to develop companion diagnostics to identify patients who are likely to benefit from our therapeutic product candidates. We expect to rely on third parties for much of the development, testing and manufacturing of such diagnostics. We will likely rely on such third parties to also obtain any required regulatory approval for and then commercially supply such diagnostics. We have very limited experience in the development of diagnostics and, even with the help of third parties with greater experience, may fail to obtain the required diagnostic product marketing approval, which could prevent or delay approval of the therapeutic product. Because we expect to rely on third parties for various aspects of the development, testing and manufacture, as well as for regulatory approval for and commercial supply, of our diagnostics, the commercial success of any of our product candidates that require a diagnostic will be tied to and dependent on the continued ability of such third parties to make the diagnostic commercially available on reasonable terms in the relevant geographies.

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

In January 2018, after completing an internal review of our patent portfolio, we submitted a request to the USPTO to reissue one of our U.S. patents covering CPI-1205 in order to correct one structure in the claims. Corresponding requests have been filed for the corresponding Chinese, Eurasian and Colombian patents, all of which have been reissued with the corrected structure. The United States reissue application is currently allowed and we anticipate an updated patent to issue within the next few months.

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

We received Fast Track designation for CPI-0610 for the treatment of myelofibrosis in November 2018 and we may seek Fast Track designation for some of our additional product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

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

For example, a clinical trial is typically required for a PMA application and, in a small percentage of cases, the FDA may require a clinical study in support of a 510(k) submission. A manufacturer that wishes to conduct a clinical study involving the device is subject to the FDA’s IDE regulation. The IDE regulation distinguishes between significant and non-significant risk device studies and the procedures for obtaining approval to begin the study differ accordingly. Also, some types of studies are exempt from the IDE regulations. A significant risk device presents a potential for serious risk to the health, safety, or welfare of a subject. Significant risk devices are devices that are substantially important in diagnosing, curing, mitigating, or treating disease or in preventing impairment to human health. Studies of devices that pose a significant risk require both FDA and an IRB approval prior to initiation of a clinical study. Non-significant risk devices are devices that do not pose a significant risk to the human subjects. A non-significant risk device study requires only IRB approval prior to initiation of a clinical study.

Thus, a PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a therapeutic product candidate, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the product candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, legal and sales and marketing personnel will also be critical to our success. Although we have a robust process for interviewing and hiring personnel, there is no guarantee that individuals will fulfill the obligations we employ them for, or that they will fit within our organizational culture. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of February 28, 2019, our executive officers, directors and affiliated stockholders, in the aggregate, owned shares representing approximately 43.3% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. During the period from July 18, 2018 to March 7, 2019, the closing price of our common stock ranged from a high of $11.93 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In July 2018, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements entered into in connection with our initial public offering.

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

We previously identified a material weakness in our disclosure controls and procedures and our internal controls, which we believe has been fully remediated. If we have inadequately remediated this material weakness or if we otherwise fail to develop, implement and maintain appropriate internal controls in future periods, our ability to report our financial condition and results of operations accurately and on a timely basis could be adversely affected.

We previously identified a material weakness in our internal control over financial reporting. The specific material weakness and our remediation efforts are described in Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K in “Disclosure Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal controls. We believe the material weakness discussed above has been fully remediated. If we have inadequately remediated this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. For more information relating to our internal controls and disclosure controls and procedures, and the remediation plan undertaken by us, see Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently lease 36,309 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires in June 2020. In September 2018, we executed the Fourth Amendment to our non-cancellable operating lease. The terms of the amendment, which covers additional space, expanded the size of the leased premises to include additional 11,237 square feet in the leased facility as of February 2019, which expires in February 2022. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. On January 17, 2017, a participant dosed in one of our clinical trials filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium. We filed an answer in March 2017. A dispositive motion is currently pending with the District Court and has yet to be decided.  The plaintiff claims damages of $1.5 million.  We are working with counsel and our insurer to vigorously defend our position. We believe that we have meritorious defenses however unfavorable outcome of some amount is reasonably possible.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades under the symbol “CNST” on the Nasdaq Global Select Market and has been publicly traded since July 19, 2018. Prior to this time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 7, 2019, there were approximately 147 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares of equity securities sold or issued, and options granted, by us during year ended December 31, 2018 that were not registered under the Securities Act.

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

On April 5, 2018, we issued and sold 30,500,000 shares of our Series F preferred stock to 12 investors at a price per share of $1.00 in cash, for an aggregate purchase price of $30.5 million. On April 27, 2018, we issued and sold 750,000 shares of our Series F preferred stock to one investor at a price per share of $1.00 in cash, for an aggregate purchase price of $0.8 million. The Series F preferred stock was convertible into shares of common stock on the terms described in Note 8 to our financial statements appearing elsewhere in this Annual Report on Form 10-K. No underwriters were involved in the foregoing issuances of securities. The securities described in this section (a) of were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(a)(2) under the Securities Act and, in certain cases, Regulation D thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. All purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

In July 2018, in connection with the closing of our initial public offering, all of our outstanding shares of preferred stock were converted into an aggregate of 20,501,927 shares of common stock. The conversion of preferred stock into common stock occurred in accordance with the terms of our certificate of incorporation and did not constitute a sale for purposes of the Securities Act.

On August 22, 2018, we issued 51,032 shares of common stock to Third Rock Ventures LP (“Third Rock”) upon the exercise of a common stock purchase warrant, for aggregate proceeds of $79,099. We issued the warrant and the shares of common stock in reliance on the exemption from the registration provisions of the Securities Act set forth in Section 4(a)(2) of the Securities Act relating to sales by an issuer not involving any public offering. According to the terms of the common stock purchase warrant, Third Rock represented to us that it was acquiring the warrant for its own account for investment purposes, that it had made such inquiry of us as it deemed appropriate in accepting the warrant, that it was capable of evaluating the risks of the investment, and that it was an accredited investor as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10K.

Use of Proceeds from Registered Securities

On July 23, 2018 we closed our initial public offering of common stock under a registration statement on Form S-1 (333-225822) that was declared effective by the Securities and Exchange Commission (the “SEC”) on July 18, 2018.

We received aggregate net proceeds from the offering of $52.2 million, after deducting underwriting discounts and commissions and other offering expenses payable by us. None of the underwriting discounts and commissions or other offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours.

We had not used any of the net proceeds from the IPO as of December 31, 2018 as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts.

Item 6. Selected Financial Data.

You should read the following selected financial data together with our financial statements and companying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2018, 2017,and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included elsewhere in this Annual Report on Form 10‑K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Years Ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$—	$—	$—
Operating expenses:
Research and development	48,769	32,617	27,881
General and administrative	12,475	6,471	5,777
Total operating expenses	61,244	39,088	33,658
Loss from operations	(61,244)	(39,088)	(33,658)
Other income (expense):
Interest income	1,547	169	53
Interest expense	(228)	(901)	(1,345)
Change in fair value of preferred stock tranche liability	—	4,443	417
Total other income (expense), net	1,319	3,711	(875)
Net loss and comprehensive loss	(59,925)	(35,377)	(34,533)
Cumulative dividends on convertible preferred stock	—	(18,390)	(14,932)
Net loss attributable to common stockholders	$(59,925)	$(53,767)	$(49,465)
Net loss per share attributable to common stockholders, basic and diluted	$(5.00)	$(56.10)	$(53.19)
Weighted average common shares outstanding,basic and diluted	11,984,293	958,447	929,982
Pro forma net loss per share attributable to common stockholders, basic and diluted (unaudited)		$(3.40)
Pro forma weighted average common shares outstanding, basic and diluted (unaudited)		11,689,795

(1)

See Note 14 to our consolidated financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted‑average number of shares used in the computation of the per share amounts.

	As of December 31,
	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$114,592	$16,404
Working capital (1)	102,643	6,591
Total assets	118,938	19,103
Long-term debt, net of discount, including current portion	—	4,103
Preferred stock warrant liability	—	254
Convertible preferred stock	—	173,228
Total stockholders' equity (deficit)	104,158	(165,833)
(1)	We define working capital as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K.

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Annual Report on Form 10-K are made as of the date of this Annual Report on Form 10-K and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules against these targets that selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity. This platform reflects our deep understanding of the biology of regulation of gene expression by epigenetic regulatory proteins, or epigenetic regulators, the development of small-molecule product candidates that selectively modulate their activity, and the design of clinical development programs supported by novel biomarker strategies. We are able to target a broad variety of epigenetic regulators using our platform and have generated development candidates acting against distinct classes of those regulators.

To date, we have financed our operations primarily through our initial public offering, which closed on July 23, 2018, sales of our preferred stock, payments received in connection with collaboration and research agreements and borrowings under loan agreements.

As of December 31, 2018, we have financed our operations primarily through our initial public offering, which closed on July 23, 2018, sales of our preferred stock, payments received in connection with our collaboration and research agreements and borrowings under loan agreements. In March 2018 and April 2018, we received gross proceeds of $99.8 million from the issuance and sale of our Series F convertible preferred stock (see Note 8). In July 2018, we completed an initial public offering, or IPO, of our common stock and issued and sold 4,000,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $52.2 million after deducting underwriting discounts, commissions and offering costs. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the years ended December 31, 2018 and 2017, we reported a net loss of $59.9 million and $35.4 million, respectively. As of December 31, 2018, we had an accumulated deficit of $233.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•

continue our Phase 1b/2 clinical trial of CPI-1205 for the treatment of metastatic castration-resistant prostate cancer in combination with either enzalutamide or abiraterone acetate, which we refer to as the ProSTAR trial, and our Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib in patients with myelofibrosis, which we refer to as the MANIFEST trial;

•	complete IND-enabling studies and prepare for a planned Phase 1 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;
•	advance our clinical-stage product candidates into later state trials;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;

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

As of December 31, 2018, we had cash and cash equivalents of $114.6 million. We believe that our cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. Through December 31, 2018, we had received funding totaling $7.3 million from LLS upon the achievement of specified milestones including $0.1 million and $0.6 million received in 2018 and 2017, respectively, which were recorded as a reduction of our research and development expenses.

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

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2018, we had U.S. federal and state net operating loss carryforwards of $224.5 million and $221.6 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2028. As of December 31, 2018, we also had U.S. federal and state research and development tax credit carryforwards of $8.8 million and $3.5 million, respectively, which begin to expire in 2028 and 2025, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

On December 22, 2017, the Tax Cuts and Jobs Act, or the TCJA, was signed into U.S. law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely).

In connection with the TCJA, we remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of our deferred tax balance was primarily offset by application of our valuation allowance. As of December 31, 2018, we had completed our accounting for all of the tax effects of the enactment of the TCJA; including the effects on our existing deferred tax balances. We had not recognized any material adjustment to the provisional estimate that was previously recorded related to the TCJA.

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	48,769	32,617	16,152
General and administrative	12,475	6,471	6,004
Total operating expenses	61,244	39,088	22,156
Loss from operations	(61,244)	(39,088)	(22,156)
Other income (expense):
Interest income	1,547	169	1,378
Interest expense	(228)	(901)	673
Change in preferred stock tranche liability	—	4,443	(4,443)
Total other income (expense), net	1,319	3,711	(2,392)
Net loss	$(59,925)	$(35,377)	$(24,548)

Research and development expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$14,919	$5,339	$9,580
CPI-0610	4,835	3,154	1,681
CPI-0209	5,319	1,927	3,392
Preclinical pipeline	3,301	3,919	(618)
Unallocated expenses:
Personnel related (including stock-based compensation)	13,210	10,852	2,358
Laboratory supplies and consumables	2,503	2,584	(81)
Facility related and other	4,682	4,842	(160)
Total research and development expenses	$48,769	$32,617	$16,152

Research and development expenses were $48.8 million for the year ended December 31, 2018 compared to $32.6 million for the year ended December 31, 2017. The increase in costs related to our CPI-1205 program was primarily due to our ProSTAR trial, which we initiated in the fourth quarter of 2017, and our ORIOn-E trial, which we initiated in the first quarter of 2018. The increase in costs related to our second-generation EZH2 inhibitor was primarily due to costs related to the manufacturing of CPI-0209 drug substance and IND-enabling study expenses. The decrease in preclinical pipeline expenses was primarily due to the stage of development of our current pipeline candidates.

The increase in personnel related costs was primarily due to an increase in stock-based compensation expense and overall compensation in our research and development function. Personnel-related costs for year ended December 31, 2018 and 2017 included stock-based compensation expense of $1.7 million and $0.6 million, respectively.

General and administrative expenses

	Year Ended December 31,
	2018	2017	Change
	(in thousands)
Personnel related (including stock-based compensation)	$6,736	$2,875	$3,861
Professional and consultant fees	2,942	1,969	973
Facility related and other	2,797	1,627	1,170
Total general and administrative expenses	$12,475	$6,471	$6,004

General and administrative expenses for the year ended December 31, 2018 were $12.5 million, compared to $6.5 million for the year ended December 31, 2017. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel-related costs for the years ended December 31, 2018 and 2017 included stock-based compensation expense of $2.3 million and $0.6 million, respectively. Facility related and other costs increased by $1.2 million primarily due to franchise taxes, insurance expense and ongoing business activities, including increased costs to operate as a public company.

Other Income (Expense)

Interest income

Interest income increased to $1.5 million for the year ended December 31, 2018 from $0.2 million for year ended December 31, 2017 due to higher invested balances.

Interest expense

Interest expense was $0.2 million and $0.9 million for the years ended December 31, 2018 and 2017, respectively. The decrease in interest expense was due to the repayment of amounts owed under the 2016 Loan Agreement in July 2018.

Change in fair value of preferred stock tranche liability

The change in the fair value of our preferred stock tranche liability resulted in income of $4.4 million for the year ended December 31, 2017. The decrease in income was a result of the decrease in fair value of the Series E-1 Tranche Right (liability) as a result of its settlement in July 2017.

Comparison of the Years Ended December 31, 2017 and 2016

The following table summarizes our results of operations for the years ended December 31,  2017 and 2016:

Research and development expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	32,617	27,881	4,736
General and administrative	6,471	5,777	694
Total operating expenses	39,088	33,658	5,430
Loss from operations	(39,088)	(33,658)	(5,430)
Other income (expense):
Interest income	169	53	116
Interest expense	(901)	(1,345)	444
Change in preferred stock tranche liability	4,443	417	4,026
Total other income (expense), net	3,711	(875)	4,586
Net loss	$(35,377)	$(34,533)	$(844)

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$5,339	$4,296	$1,043
CPI-0610	3,154	4,532	(1,378)
CPI-0209	1,927	—	1,927
Preclinical pipeline	3,919	4,434	(515)
Unallocated expenses:
Personnel related (including stock-based compensation)	10,852	9,178	1,674
Laboratory supplies and consumables	2,584	2,101	483
Facility related and other	4,842	3,340	1,502
Total research and development expenses	$32,617	$27,881	$4,736

Research and development expenses were $32.6 million for the year ended December 31, 2017 compared to $27.9 million for the year ended December 31, 2016. The increase in costs related to our CPI-1205 program was primarily due to preparation for and commencement of our ProSTAR trial, which we initiated in the fourth quarter of 2017 and preparation for our ORIOn-E trial, which we initiated in the first quarter of 2018. The decrease in costs related to our CPI-0610 program was primarily due to having only one ongoing Phase 2 clinical trial for CPI-0610 in 2017 as compared to three ongoing Phase 1 clinical trials for CPI-0610 in 2016. Costs related to our second-generation EZH2 inhibitor program in 2017 were primarily related to the identification and optimization of our lead compound CPI-0209. The decrease in preclinical pipeline expenses was primarily due to decreased costs resulting from programs that we chose not to progress in 2017.

The increase in personnel related costs was primarily due to an increase in headcount in our research and development function. The increase in laboratory supplies and consumables was primarily due to increased research and discovery efforts. The increase in facility related and other expenses was primarily due to increased rent from our leads extension that we entered into in September 2016 and increased depreciation expense from equipment and software purchased in 2017.

General and administrative expenses

	Year Ended December 31,
	2017	2016	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,875	$3,050	$(175)
Professional and consultant fees	1,969	1,362	607
Facility related and other	1,627	1,365	262
Total general and administrative expenses	$6,471	$5,777	$694

General and administrative expenses for the year ended December 31, 2017 were $6.5 million, compared to $5.8 million for the year ended December 31, 2016. The increase in general and administrative expenses was primarily due to an increase in professional and consultant fees, including those related to investor and public relations, business development and ongoing business activities. We also incurred increased legal fees for maintaining and enforcing our intellectual property rights and for ongoing business activities. Facility-related and other expenses increased primarily due to increased rent from our lease extension that we entered into in September 2016 and product support costs for software and hardware purchased during 2017.

Other Income (Expense)

Interest income

Interest income was $0.2 million for the year ended December 31, 2017, compared to $0.1 million for year ended December 31, 2016. The increase in interest income was primarily due to higher interest rates in 2017 as compared to 2016.

Interest expense

Interest expense was $0.9 million for the year ended December 31, 2017, compared to $1.3 million for the year ended December 31, 2016. The decrease in interest expense was due to the lower outstanding balance of debt as a result of repayment of principal balance.

Change in fair value of preferred stock tranche liability

The change in the fair value of our preferred stock tranche liability resulted in income of $4.4 million for the year ended December 31, 2017, compared to income of $0.4 for the year ended December 31, 2016. The increase in income was a result of the decrease in fair value of the Series E-1 Tranche Right (liability) as a result of its settlement in July 2017.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Through December 31, 2018, we have financed our operations primarily through our initial public offering, which closed on July 23, 2018, sales of our preferred stock, payments received in connection with our collaboration and research agreements and borrowings under loan agreements. As of December 31, 2018, we had cash and cash equivalents of $114.6 million. On July 3, 2018, we repaid the remaining outstanding principal balance and final payment of $1.2 million under the 2016 Loan Agreement. No amounts remain available for borrowing under the 2016 Loan Agreement. In March 2018 and April 2018, we received gross proceeds of $99.8 million from the issuance and sale of our Series F convertible preferred stock (see Note 8). In July 2018, we completed an IPO of our common stock and issued and sold 4,000,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $52.2 million after deducting underwriting discounts, commissions and offering costs.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash used in operating activities	$(48,823)	$(37,586)	$(32,775)
Cash used in investing activities	(476)	(582)	(945)
Cash provided by financing activities	147,670	17,652	19,105
Net increase (decrease) in cash, cash equivalents and restricted cash	$98,371	$(20,516)	$(14,615)

Operating activities

During the year ended December 31, 2018, operating activities used $48.8 million of cash, primarily resulting from our net loss of $59.9 million, partially offset by net non-cash expense of $4.7 million and net cash provided by changes in our operating assets and liabilities of $6.4 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2018 consisted primarily of a $7.9 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $1.5 million increase in prepaid expenses and other current assets.

During the year ended December 31, 2017, operating activities used $37.6 million of cash, primarily resulting from our net loss of $35.4 million and net non-cash income of $2.5 million, partially offset by net cash provided by changes in our operating assets and liabilities of $0.3 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2017 consisted primarily of a $1.0 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $0.8 million increase in prepaid expenses and other current assets.

During the year ended December 31, 2016, operating activities used $32.8 million of cash, primarily resulting from our net loss of $34.5 million, partially offset by net non-cash charges of $1.2 million and net cash provided by changes in our operating assets and liabilities of $0.6 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2016 consisted primarily of a $0.7 million increase in accounts payable and accrued expenses and other current liabilities, partially offset by a $0.3 million increase in prepaid expenses and other current assets.

Changes in accounts payable, accrued expenses and other current liabilities and prepaid expenses in all periods were generally due to growth in our business, the advancement of our research programs and the timing of vendor invoicing and payments.

Investing activities

During the years ended December 31, 2018, 2017 and 2016, net cash used in investing activities was $0.5 million, $0.6 million, and $0.9 million, respectively, due to purchases of property and equipment. The purchases of property and equipment during the year ended December 31, 2018 related to equipment and software purchases to expand our discovery activities. The purchases of property and equipment during the year ended December 31, 2017 related to purchases of new laboratory equipment.

Financing activities

During the year ended December 31, 2018, net cash provided by financing activities was $147.7 million, consisting primarily of net proceeds from the issuance of Series F preferred stock of $99.6 million and net proceeds from our IPO of $52.2 million, partially offset by payments of $4.7 million on long-term debt and the final payment under the 2016 Loan Agreement.

During the year ended December 31, 2017, net cash provided by financing activities was $17.7 million, consisting primarily $24.2 million in proceeds from the issuance of convertible preferred stock, partially offset by payments of $6.6 million on long-term debt under the 2016 Loan Agreement.

During the year ended December 31, 2016, net cash provided by financing activities was $19.1 million, consisting primarily of net proceeds from the issuance of preferred stock of $24.2 million, partially offset by payments of $3.0 million on long-term debt under our loan and security agreement and repayment of a $1.2 million liability to Genentech.

Loan and Security Agreement

We previously had outstanding amounts due under a 2013 loan and security agreement, or the 2013 Loan Agreement, with Oxford Finance LLC and Silicon Valley Bank. In April 2016, we entered into the 2016 Loan Agreement, with the same lenders. Under the 2016 Loan Agreement, the amount outstanding under the 2013 Loan Agreement of $10.8 million, the portion of the final payment under the 2013 Loan Agreement then due of $0.9 million and issuance costs due to the lenders were paid to the lenders with proceeds from the 2016 Loan Agreement and payment terms of the new principal balance of $11.8 million were extended through July 2018. Borrowings under the 2016 Loan Agreement bore interest at an annual rate of 7.6% and were repaid in full on July 3, 2018. In addition, a final payment equal to 5% of the original principal amount was paid upon the final principal payment.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, as a result of our IPO, we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

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

As of December 31, 2018, we had cash and cash equivalents of $114.6 million. We believe that our cash and cash equivalents, will enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitment (1)	$6,342	$3,174	$3,018	$150	$—
Total	$6,342	$3,174	$3,018	$150	$—

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

The LLS Agreement requires us to make certain milestone payments to LLS, that could total up to $25.0 million in aggregate, upon our receipt of payments associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of December 31, 2018, we were unable to estimate the timing or likelihood of achieving these milestones.

We have also entered into license agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of December 31, 2018, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with preclinical development activities;
•	CMOs in connection with the process development and scale up activities and the production of preclinical and clinical trial materials; and
•	CROs in connection with clinical trials.

We base the expense recorded related to contract research and manufacturing on our estimates of the services received and efforts expended pursuant to quotes and contracts with multiple CMOs and CROs that supply materials and conduct services. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the estimate, we adjust the accrual or prepaid expense accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, there have not been any material adjustments to our prior estimates of accrued research and development expenses.

Stock-based Compensation

We measure stock-based awards granted to employees and directors based on their fair value on the date of the grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable. We measure the fair value of stock-based awards granted to nonemployees on the date at which the related service is complete, which is generally the vesting date of the award. Prior to the service completion date, compensation expense is recognized over the period during which services are rendered by such nonemployees. At the end of each financial reporting period prior to the service completion date, the fair value of these awards is remeasured using the then-current fair value of our common stock and updated assumption inputs in the Black-Scholes option-pricing model.

The Black-Scholes option-pricing model uses as inputs the fair value of our common stock and assumptions we make for the volatility of our common stock, the expected term of our common stock options, the risk-free interest rate for a period that approximates the expected term of our common stock options, and our expected dividend yield.

Common Stock Valuation

Prior to our IPO, there was no public market for our common stock. The estimated fair value of our common stock was determined by our Board of Directors as of the date of each option grant, with input from management, considering our most recently available third‑party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. These third‑party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately‑Held‑Company Equity Securities Issued as Compensation.

Our common stock valuations were prepared using either a hybrid method, which used market approaches to estimate our enterprise value, or a probability‑weighted expected return method, or PWERM, which used a combination of market approaches and a cost approach to estimate our enterprise value. The hybrid method is a PWERM where the equity value in one or more of the scenarios is calculated using an option‑pricing method, or OPM. Under the PWERM methodology, the fair value of common stock was estimated based upon an analysis of future values for the Company, assuming various outcomes. The common stock value was based on the probability‑weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each class of stock. The future value of the common stock under each outcome is discounted back to the valuation date at an appropriate risk‑adjusted discount rate and probability weighted to arrive at an indication of value for the common stock.

In addition to considering the results of these third‑party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common stock as of each grant date, which may have been as of a date later than the most recent third‑party valuation date, including the prices at which we sold shares of preferred stock and the superior rights and preferences of securities senior to our common stock at the time of each grant, the progress of our research and development programs, external market conditions affecting trends within the biotechnology industry and the likelihood of achieving a liquidity event.

The assumptions underlying these valuations represented management’s best estimates, which involved inherent uncertainties and the application of judgment by management.

Following the closing of our IPO, we have determined the fair value of our common stock based on the quoted market price of our common stock.

Stock option grants in connection with initial public offering

Our board of directors has approved, effective upon the commencement of trading of our common stock on the Nasdaq Global Select Market, grants of stock options to purchase an aggregate of 2,779,544 shares of common stock at a purchase price per share equal to the closing price of our common stock on the Nasdaq Global Select Market on the date of grant.

Valuation of Warrants to Purchase Preferred Stock

The Company issued warrants to purchase preferred stock in 2013 and 2014 for the purchase of 375,000 shares of Series B Preferred Stock.  Upon the closing of the IPO in July 2018, these warrants converted into warrants to purchase 34,062 shares of common stock at which time the Company reclassified the carrying value of the warrants to additional paid-in capital.

Prior to the warrants becoming warrants to purchase common stock, the Company was required to remeasure the fair value of the liability for these preferred stock warrants at each reporting date since their grant date, with any adjustments recorded in interest expense. The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model, and the resulting change in fair value was recorded as interest expense in the Company’s statements of operations and comprehensive loss.

Valuation of Preferred Stock Tranche Liability

The Series E-1 preferred stock purchase agreement provided the Series E-1 investors with the right to participate in a subsequent closing of Series E-1 preferred stock upon the earlier of one year from the issuance date or the achievement of a strategic event as determined by the board of directors. The Series E-1 Tranche Right met the definition of a freestanding financial instrument as the Series E-1 Tranche Right was legally detachable and separately exercisable from the Series E-1 preferred stock. The Series E-1 Tranche Right was classified as a liability and initially recorded at fair value. The Series E-1 Tranche Right liability was subject to revaluation at each balance sheet date until its exercise in July 2017. We utilized the Black-Scholes option-pricing model, which incorporated assumptions and estimates to value the Series E-1 Tranche Right liability prior to its exercise. We assessed these assumptions and estimates on a quarterly basis as additional information impacting the assumptions was obtained. Changes in fair value were included as a line item within other income (expense) in the accompanying statements of operations and comprehensive loss.

Off-balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our financial statements appearing elsewhere in this Annual Report on Form 10-K.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2018, we had cash and cash equivalents of $114.6 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2018, 2017 and 2016.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Constellation Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Constellation Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Boston, Massachusetts

March 14, 2019

Constellation Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$114,592	$16,404
Prepaid expenses and other current assets	2,711	1,318
Total current assets	117,303	17,722
Property and equipment, net	1,210	1,121
Restricted cash	425	242
Other assets	—	18
Total assets	$118,938	$19,103

Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$5,723	$2,799
Accrued expenses and other current liabilities	8,937	4,229
Current portion of long-term debt, net of discount	—	4,103
Total current liabilities	14,660	11,131
Preferred stock warrant liability	—	254
Deferred rent, net of current portion	118	317
Other long-term liabilities	2	6
Total liabilities	14,780	11,708
Commitments and contingencies (Note 8)
Convertible preferred stock (Series A, B, D, E, E-1 and F), $0.001 par value; no shares and 119,391,806 shares authorized at December 31, 2018 and 2017, respectively; no shares and 118,867,177 shares issued and outstanding at December 31, 2018 and 2017, respectively; aggregate liquidation preference of $0 and $178,762 at December 31, 2018 and 2017, respectively	—	173,228
Stockholders' equity (deficit):
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.0001 par value; 200,000,000 and 161,162,923 shares authorized at December 31, 2018 and 2017, respectively; 25,803,475 and 1,193,259 shares issued at December 31, 2018 and 2017, respectively; 25,803,135 and 962,898 shares outstanding at December 31, 2018 and 2017, respectively	3	—
Additional paid-in capital	337,992	8,079
Accumulated deficit	(233,837)	(173,912)
Total stockholders' equity (deficit)	104,158	(165,833)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$118,938	$19,103

The accompanying notes are an integral part of these consolidated financial statements.

Constellation Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2018	2017	2016
Revenue	$—	$—	$—
Operating expenses:
Research and development	48,769	32,617	27,881
General and administrative	12,475	6,471	5,777
Total operating expenses	61,244	39,088	33,658
Loss from operations	(61,244)	(39,088)	(33,658)
Other income (expense):
Interest income	1,547	169	53
Interest expense	(228)	(901)	(1,345)
Change in fair value of preferred stock tranche liability	—	4,443	417
Total other income (expense), net	1,319	3,711	(875)
Net loss and comprehensive loss	(59,925)	(35,377)	(34,533)
Cumulative dividends on convertible preferred stock	—	(18,390)	(14,932)
Net loss attributable to common stockholders	$(59,925)	$(53,767)	$(49,465)
Net loss per share attributable to common stockholders, basic and diluted	$(5.00)	$(56.10)	$(53.19)
Weighted average common shares outstanding, basic and diluted	11,984,293	958,447	929,982

The accompanying notes are an integral part of these consolidated financial statements.

Constellation Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands, Except Share Amounts)

							Total
	Convertible Preferred Stock				Additional		Stockholders'
	(Series A, B, D, E, E-1 and F)		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2016	105,021,003	$148,997	944,743	$—	$6,864	$(138,535)	$(131,671)
Issuance of Series E-1 convertible preferred stock	13,846,174	24,231	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,151	—	1,151
Vesting of common stock issued upon early exercise of unvested options	—	—	1,635	—	9	—	9
Stock option exercises	—	—	16,520	—	55	—	55
Net loss	—	—	—	—	—	(35,377)	(35,377)
Balances at December 31, 2017	118,867,177	$173,228	962,898	$—	$8,079	$(173,912)	$(165,833)
Issuance of Series F convertible preferred stock, net of issuance costs of $144	99,750,000	99,606	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon closing of the initial public offering	(218,617,177)	(272,834)	20,501,927	2	272,832	—	272,834
Conversion of preferred stock warrants to common stock warrants upon closing of initial public offering	—	—	—	—	364	—	364
Issuance of common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	4,000,000	1	52,162	—	52,163
Repayment of promissory notes issued upon early exercise of unvested options	—	—	229,357	—	290	—	290
Stock-based compensation expense	—	—	—	—	3,952	—	3,952
Vesting of common stock issued upon early exercise of unvested options	—	—	664	—	4	—	4
Exercise of common stock warrant	—	—	51,032	—	79	—	79
Stock option exercises	—	—	57,257	—	230	—	230
Net loss	—	—	—	—	—	(59,925)	(59,925)
Balances at December 31, 2018	—	$—	25,803,135	$3	$337,992	$(233,837)	$104,158

The accompanying notes are an integral part of these consolidated financial statements.

Constellation Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(59,925)	$(35,377)	$(34,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	562	474	203
Stock-based compensation expense	3,952	1,151	848
Non-cash interest expense	45	326	631
Change in fair value of preferred stock warrant liability	110	28	(94)
Change in fair value of preferred stock tranche liability	—	(4,443)	(417)
Gain on disposal of equipment	—	—	(4)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,393)	(803)	(274)
Accounts payable	2,751	67	423
Accrued expenses and other current liabilities	5,184	915	274
Deferred rent	(127)	94	163
Other assets	18	(18)	5
Net cash used in operating activities	(48,823)	(37,586)	(32,775)
Cash flows from investing activities:
Purchases of property and equipment	(476)	(582)	(948)
Proceeds from sale of property and equipment	—	—	3
Net cash used in investing activities	(476)	(582)	(945)
Cash flows from financing activities:
Proceeds from modification of long-term debt	—	—	48
Proceeds from initial public offering, net of underwriting discounts and commissions	55,801	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	99,606	24,231	24,213
Payments on long-term debt, including final payment	(4,698)	(6,634)	(2,961)
Tax indemnification payment to stockholders	—	—	(982)
Payments of offering costs on long-term debt	—	—	(30)
Payments on Genentech letter agreement	—	—	(1,243)
Proceeds from repayment of promissory notes issued upon early exercise of stock options	290	—	—
Payments of initial public offering costs	(3,638)	—	—
Proceeds from issuance of common stock upon stock option exercises	230	55	60
Proceeds from exercises of common stock warrants	79	—	—
Net cash provided by financing activities	147,670	17,652	19,105
Net increase (decrease) in cash, cash equivalents and restricted cash	98,371	(20,516)	(14,615)
Cash, cash equivalents and restricted cash at beginning of period	16,646	37,162	51,777
Cash, cash equivalents and restricted cash at end of period	$115,017	$16,646	$37,162
Supplemental disclosure of cash flow information:
Interest paid	$105	$546	$809
Supplemental disclosure of noncash investing and financing information:
Cashless exercise of Series A preferred stock warrants	$—	$—	$86
Purchases of property and equipment included in accounts payable	$180	$5	$19
Vesting of common stock subject to repurchase	$4	$9	$23
Refinancing of final payment on 2013 Loan Agreement as long-term debt	$—	$—	$884

The accompanying notes are an integral part of these financial statements.

Constellation Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

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

In March 2018 and April 2018, the Company received gross proceeds of $99.8 million from the issuance and sale of its Series F convertible preferred stock (see Note 8).

On July 6, 2018, the Company effected a 1-for-11.009 reverse stock split of its issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each series of the Company’s convertible preferred stock (see Note 8). Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split and adjustment of the convertible preferred stock conversion ratios.

On July 23, 2018, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 4,000,000 shares of common stock at a public offering price of $15.00 per share, resulting in net proceeds of $52.2 million after deducting underwriting discounts, commissions and offering costs.

Upon closing of the IPO, the Company’s outstanding convertible preferred stock automatically converted into shares of common stock (see Note 8). Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital. The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and most recently, with proceeds from the IPO completed in July 2018. The Company has incurred recurring losses since inception, including net losses of $59.9 million and $35.4 million for the year ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had an accumulated deficit of $233.8 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 14, 2019, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Constellation Securities Corporation, which was established on December 21, 2018. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, the valuation of common stock, preferred stock warrants, preferred stock tranche liability and stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

Unaudited pro forma information

The accompanying unaudited pro forma balance sheet as of December 31, 2017 has been prepared to give effect to the automatic conversion of all shares of convertible preferred stock then outstanding into 10,731,348 shares of common stock and all warrants to purchase convertible preferred stock then outstanding becoming warrants to purchase common stock as if the proposed initial public offering had occurred on December 31, 2017.

In the accompanying statements of operations and comprehensive loss, the unaudited pro forma basic and diluted net loss per share attributable to common stockholders for the year ended December 31, 2017 has been prepared to give effect to the automatic conversion of all shares of convertible preferred stock outstanding into shares of common stock and all warrants to purchase convertible preferred stock becoming warrants to purchase common stock as if the proposed initial public offering had occurred on the later of January 1, 2017 or the issuance date of the convertible preferred stock or preferred stock warrant.

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

Deferred offering costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of such equity financing, these costs are recorded in stockholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering. Should the in-process equity financing be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the statements of operations and comprehensive loss.

Deferred financing costs

The Company capitalizes lender, legal and other third-party fees that are directly associated with obtaining access to capital under credit facilities. Debt issuance costs incurred in connection with obtaining access to capital are recorded in prepaid expenses and other current assets and are amortized over the availability period or term of the credit facility. Debt issuance costs related to a recognized debt liability are recorded as a direct reduction of the carrying amount of the debt liability.

Cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful life of each asset as follows:

Estimated Useful Life
Laboratory equipment	3 years
Computer equipment and software	3 years
Furniture and fixtures	3 years
Leasehold improvements	Shorter of useful life or remaining lease term

Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in loss from operations. Expenditures for repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred, while costs of major additions and betterments are capitalized.

Impairment of long-lived assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2018 or 2017.

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

The Company’s cash equivalents and preferred stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of December 31, 2017 (see Note 7) approximated fair value (a Level 3 measurement) based on interest rates currently available to the Company.

Preferred stock tranche right

The Series E-1 preferred stock purchase agreement provided the investors with the right to participate in a subsequent closing of Series E-1 preferred stock upon the earlier of one year from the issuance date or the achievement of a strategic event as determined by the Company’s board of directors (the “Series E-1 Tranche Right”). The Series E-1 Tranche Right met the definition of a freestanding financial instrument as the Series E-1 Tranche Right was legally detachable and separately exercisable from the Series E-1 preferred stock. The Series E-1 Tranche Right was classified as a liability and initially recorded at fair value. The preferred stock tranche liability was subject to revaluation at each balance sheet date until its exercise. Changes in fair value are included as a line item within other income (expense) in the accompanying statements of operations and comprehensive loss.

Preferred stock warrant liability

The Company accounts for warrant instruments that either conditionally or unconditionally obligate the issuer to transfer assets as liabilities regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. These warrants are subject to revaluation at each balance sheet date until the earlier of their exercise or expiration or the completion of a liquidation event. Changes in fair value of warrants for convertible preferred stock are recorded as interest expense in the accompanying statements of operations and comprehensive loss.

Segment information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development of novel therapeutics in the field of epigenetics. All of the Company’s tangible assets are held in the United States.

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

Collaboration agreements

For collaboration agreements with a third party, to determine the appropriate statement of operations classification of the recognized funding, the Company first assesses whether the collaboration arrangement is within the scope of the accounting guidance for collaboration arrangements. If it is, the Company evaluates the collaborative arrangement for proper classification in the statement of operations based on the nature of the underlying activity and the Company assesses the payments to and from the collaborative partner. If the payments to and from the collaborative partner are not within the scope of other authoritative accounting guidance, the Company bases the statement of operations classification for the payments received on a reasonable, rational analogy to authoritative accounting guidance, applied in a consistent manner. Conversely, if the collaboration arrangement is not within the scope of accounting guidance for collaboration arrangements, the Company assesses whether the collaboration arrangement represents a vendor/customer relationship. If the collaborative arrangement does not represent a vendor/customer relationship, the Company then classifies the funding payments received in the statement of operations and comprehensive loss as a reduction of the related expense that is incurred.

In July 2012, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with the Leukemia & Lymphoma Society (“LLS”) pursuant to which LLS committed to provide financial support (the “Funding”) to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. The Company concluded that the LLS Agreement was not within the scope of the accounting guidance for collaboration arrangements (see Note 13). Due to the co-funded nature of the payments and the Company’s assessment that it did not have a vendor/customer relationship with LLS, the Company recognized the nonrefundable payments received under the agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project.

Research and development costs

Research and development costs are expensed as incurred. Research and development expenses are comprised of costs incurred in performing research and development activities, including salaries, stock-based compensation and benefits, facilities costs and laboratory supplies, depreciation, manufacturing expenses and external costs of outside vendors engaged to conduct preclinical development activities and clinical trials as well as the cost of licensing technology.

Upfront payments and milestone payments made for the licensing of technology are expensed as research and development in the period in which they are incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are recorded as prepaid expenses. The prepaid amounts are expensed as the related goods are delivered or the services are performed.

Research contract costs and accruals

The Company has entered into various research and development contracts with companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are recorded as research and development expenses as incurred. The Company records accruals for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies or trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-based compensation

The Company measures stock-based awards granted to employees and directors based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions, while the graded vesting method is applied to all grants with both service and performance conditions. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date.

For stock-based awards granted to nonemployees, compensation expense is recognized over the period during which services are rendered by such nonemployees until completed. At the end of each financial reporting period prior to completion of the services, the fair value of these awards is remeasured using the then-current fair value of the Company’s common stock and updated assumption inputs in the Black-Scholes option-pricing model. The Company classifies stock-based compensation expense in its statements of operations and comprehensive loss in the same manner in which the award recipient’s payroll costs are classified or in which the award recipient’s service payments are classified.

Comprehensive loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. There was no difference between net loss and comprehensive loss for each of the periods presented in the accompanying financial statements.

Net income (loss) per share

The Company follows the two-class method when computing net income (loss) per share, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of common stock equivalents.

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2018 and 2017.

Income taxes

The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent it believes, based upon the weight of available evidence, that it is more likely than not that all or a portion of the deferred tax assets will not be realized, a valuation allowance is established through a charge to income tax expense. Potential for recovery of deferred tax assets is evaluated by estimating the future taxable profits expected and considering prudent and feasible tax planning strategies.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. For both public and nonpublic entities, the standard is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2017-09 on January 1, 2018 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718, which provides improvements to nonemployee share-based payment accounting. ASU 2018-07 is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The scope of ASC 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) is expanded to include share-based payments issued to nonemployees for goods or services. ASC 505-50, Equity-Equity-Based payments to Non-Employees is superseded and consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The Company early adopted this standard on a prospective basis on October 1, 2018. As a result of adopting this standard, the fair value of outstanding nonemployee awards as of September 30, 2018 will no longer be remeasured each reporting period. All future expense related to these awards will be recorded based on the fair value measured as of September 30, 2018, the last period prior to the adoption of ASU 2018-07. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Topic 842 also requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. Topic 842 is effective for the Company beginning January 1, 2020, using a modified retrospective approach, with early adoption permitted. An entity may choose to use either the effective date or the beginning of the earliest comparative period presented in the financial statements as the date of initial application. The Company expects to early adopt Topic 842 on January 1, 2019, using a modified retrospective approach, and to choose the effective date as the date of initial application. Consequently, financial information will not be updated, and the disclosures required under Topic 842 will not be provided for dates and periods prior to January 1, 2019. Topic 842 provides a number of optional practical expedients and accounting policy elections. The Company expects to elect the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or initial direct costs for any existing leases. Further, the Company expects to elect accounting policies not to apply the recognition requirements under Topic 842 to any of the Company’s short-term leases, instead recognizing the lease payments in profit or loss on a straight-line basis over the lease term. The Company is still in the process of finalizing its calculation of the transition adjustments and the effects of Topic 842 on its consolidated financial statements. While the Company continues to assess all of the effects of adoption, the most significant effects relate to (1) the recognition of right-of-use (ROU) assets and lease liabilities primarily resulting from leases of office and laboratory space; (2) the derecognition of deferred rent and (3) significant new disclosure requirements.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$114,592	$—	$—	$114,592
	$114,592	$—	$—	$114,592

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$16,404	$—	$—	$16,404
	$16,404	$—	$—	$16,404
Liabilities:
Preferred stock warrant liability	$—	$—	$254	$254
	$—	$—	$254	$254

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

During the years ended December 31, 2018 and 2017, there were no transfers between Level 1, Level 2 and Level 3.

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

The following table provides a roll forward of the aggregate fair values of the Company’s warrants to purchase convertible preferred stock and preferred stock tranche liability for which fair value is determined by Level 3 inputs (in thousands):

	Preferred Stock Warrant Liability	Preferred Stock Tranche Liability	Total
Balances at December 31, 2016	$226	$4,443	$4,669
Change in fair value of warrants recorded in interest expense and change in fair value of preferred stock tranche liability	28	(4,443)	(4,415)
Balances at December 31, 2017	254	—	254
Change in fair value of warrants recorded in interest expense	110	—	110
Conversion of preferred stock warrants to common stock warrants upon closing of initial public offering	(364)	—	(364)
Balances at December 31, 2018	$—	$—	$—

4. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory equipment	$5,603	$5,468
Computer equipment and internal-use software	2,319	1,874
Furniture and fixtures	289	289
Leasehold improvements	240	217
	8,451	7,848
Less: Accumulated depreciation and amortization	(7,241)	(6,727)
	$1,210	$1,121

Depreciation and amortization expense were $0.6 million and $0.5 million for the years ended December 31, 2018 and 2017, respectively. During the year ended December 31, 2018 and 2017, the Company disposed of property and equipment with a gross book value and accumulated depreciation of less than $0.1 million and $0.1 million, respectively. There was no gain or loss resulting from the disposals.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued employee compensation and benefits	$2,726	$1,867
Accrued external research and development expense	5,610	1,347
Accrued professional fees	255	233
Accrued final debt payment	—	557
Other	346	225
	$8,937	$4,229

6. Collaboration and Research Agreements

Leukemia & Lymphoma Society

In July 2012, the Company entered into the LLS Agreement pursuant to which LLS committed to provide Funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through December 31, 2018, the Company received Funding totaling $7.3 million from LLS upon the achievement of specified milestones including $0.1 million received in 2018 and $0.6 million received in 2017, which were recorded as a reduction of research and development expense in those periods.

The LLS Agreement requires the Company to make payments to LLS upon the Company’s achievement of specified milestones that could total up to $25.0 million in aggregate (see Note 13).

Genentech

The Company, Genentech, Inc. (“Genentech”) and F. Hoffman-La Roche Ltd, the Swiss parent company of Genentech, entered into three agreements effective January 9, 2012; a License and Collaboration Agreement, an Option Agreement, and a Merger Agreement (collectively the “GNE Arrangement”). Pursuant to the GNE Arrangement, the parties agreed to conduct a research collaboration program under which they would work together over a three-year research term, which could be extended by one year upon written notice by Genentech to discover and validate epigenetic targets and to discover and develop compounds suitable for clinical development and commercialization that bind to and modulate such targets. The GNE Arrangement also included an exclusive option for Genentech to acquire the outstanding shares of the Company (the “GNE Option”) for pre-determined payments. The activities under the GNE Arrangement were evaluated in accordance with ASC 605-25 to identify deliverables and non-contingent consideration of $95.0 million was allocated to the units of accounting and recognized upon delivery of each unit of accounting. Prior to December 31, 2015, the Company’s performance obligations under the GNE Arrangement were complete, Genentech had notified the Company that they were not exercising the GNE Option, and all non-contingent revenue as well as milestone payments received had been recognized as revenue by the Company. No additional consideration was received, due or earned after December 31, 2015.

The GNE Arrangement includes milestone payments and future sales-based milestones and royalties payable to the Company by Genentech upon achievement of specified milestones and sales targets by Genentech. The Company determined certain milestone payments to be substantive and other milestone payments to not be substantive. However, as the Company’s performance obligations were completed prior to December 31, 2015, any future milestone payments received by the Company will be recorded as revenue if and when they become probable and estimable. The Company did not receive any milestone payments or royalties from Genentech during the years ending December 31, 2018 or 2017, nor did any payments from Genentech become probable or estimable.

As a result of Genentech not exercising the GNE Option, the Company was required to repay $1.2 million of reimbursed expenses previously received from Genentech that could otherwise have been used to offset payment if the GNE Option had been exercised. The Company repaid the liability in February 2016.

7. Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2018	2017
Principal amount of term loans	$—	$4,116
Debt discount current portion	—	(13)
Less: Current portion	—	(4,103)
Debt discount net of current portion	—	—
Long-term debt, net of discount and current portion	$—	$—

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

8. Convertible Preferred Stock

As of January 1, 2018, the Company had issued Series A, Series B, Series D, Series E, and Series E-1 convertible preferred stock (collectively the “Preferred Stock”). Prior to the IPO, the Preferred Stock was classified outside of stockholders’ equity (deficit) because the shares contained redemption features that were not solely within the control of the Company.

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

9. Warrants to Purchase Convertible Preferred Stock

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

The following table summarizes the Company’s outstanding preferred stock warrants as of December 31, 2017 (in thousands, except share and per share amounts):

			Number of
			Preferred Shares
		Convertible	Issuable
Issuance	Term	Preferred	under	Exercise	Warrant
Date	(in Years)	Stock	Warrant	Price	Fair Value
June 28, 2013	10	Series B	125,000	$1.20	$84
September 30, 2014	10	Series B	250,000	$1.20	170
			375,000		$254

10. Equity

Common Stock

As of December 31, 2018, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

Warrants to Purchase Common Stock

As of December 31, 2017, the Company had outstanding warrants to purchase 112,900 shares of common stock with an exercise price of $1.55 per share. Upon the closing of the IPO in July 2018, the Company’s preferred stock warrants became warrants to purchase 34,062 shares of common stock with an exercise price of $13.22 per share. In August 2018, 51,032 warrants with an exercise price of $1.55 per share were exercised. As of December 31, 2018, the Company has outstanding warrants to purchase common stock as follows:

Issuance Date	Term (in years)	Exercise Price	Number of Common Shares Issuable under Warrant
May 23, 2011	10	$1.55	61,868
June 28, 2013	10	$13.22	11,354
September 30, 2014	10	$13.22	22,708
			95,930

11. Stock-based Compensation

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

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 2,779,544 plus the 245,557 shares of common stock remaining available for issuance under the 2008 Plan as of that date. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2008 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2018, 1,823,905 shares remained available for future issuance under the 2018 Plan. In January 2019, the shares under the 2018 Plan were increased by 1,032,125 shares pursuant to the annual increase described above.

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

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a representative group of public companies in the biotechnology industry and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.79%	2.04%	1.51%
Expected volatility	81.06%	79.82%	75.34%
Expected dividend yield	—	—	—
Expected term (in years)	6.05	6.00	6.35

The following table summarizes the Company’s option activity since December 31, 2017:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2017	1,728,731	$5.51	8.87	$1,296
Granted	2,195,002	9.39
Exercised	(57,921)	4.02
Forfeited	(86,409)	6.76
Outstanding as of December 31, 2018	3,779,403	$7.78	8.80	$110
Vested and expected to vest as of December 31, 2018	3,779,403	$7.78	8.80	$110
Options exercisable as of December 31, 2018	977,825	$6.14	7.78	$110

Prior to July 2016, the Company’s stock option agreements allowed for the exercise of unvested stock option awards. The unvested shares are subject to repurchase by the Company if the employees cease to provide service to the Company, with or without cause. The table above reflects unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. Payment for unvested shares is recorded as a long-term liability in the accompanying balance sheets. The liability for unvested common stock subject to repurchase is then reclassified into stockholders’ equity as the shares vest. As of December 31, 2018 and 2017, options for the purchase of 340 and 1,004 shares of common stock, respectively, had been exercised but were unvested and subject to repurchase. As December 31, 2018 and 2017, the long-term liability related to the payments for unvested shares was less than $0.1 million. For options granted after July 2016, the Company’s stock option agreements no longer allow for early exercise of the options.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2018 and 2017 was $0.2 million and less than $0.1 million, respectively.

The weighted average grant-date fair value of awards granted during each of the years ended December 31, 2018 and 2017 were $6.66 and $4.58 per share, respectively.

As of December 31, 2018, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 48,114 shares of common stock.

Stock-based compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$1,668	$559	$589
General and administrative expenses	2,284	592	259
Total	$3,952	$1,151	$848

As of December 31, 2018, total unrecognized compensation cost related to the unvested stock-based awards was $15.8 million, which is expected to be recognized over a weighted average period of 3.11 years.

12. Income Taxes

2017 U.S. tax reform

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was signed into U.S. law. The TCJA includes a number of changes to existing tax law, including, among other things, a permanent reduction in the federal corporate income tax rate from 35% to 21%, effective as of January 1, 2018, as well as limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely).

In connection with the TCJA, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The remeasurement of the Company' deferred tax balance was primarily offset by application of its valuation allowance. As of December 31, 2018, the Company had completed its accounting for all of the tax effects of the enactment of the TCJA; including the effects on its existing deferred tax balances. The Company had not recognized any material adjustment to the provisional estimate that was previously recorded related to the TCJA.

Income taxes

During the years ended December 31, 2018 and 2017, the Company recorded no income tax benefits for the net operating losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	34.0%	34.0%
State taxes, net of federal benefit	6.2	5.7	5.2
Federal and state research and development tax credit	4.1	5.6	3.6
Warrant Settlement	—	4.3	—
Permanent items	(0.3)	(2.6)	(0.2)
Impact of the Tax Cuts and Jobs Act	—	(56.9)	—
Other	(0.1)	(0.2)	—
Change in deferred tax asset valuation allowance	(30.9)	10.1	(42.6)
Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$61,147	$45,999
Research and development tax credit carryforwards	11,574	9,137
Depreciation and amortization	39	40
Other	1,593	637
Total deferred tax assets	74,353	55,813
Valuation allowance	(74,353)	(55,813)
Net deferred tax assets	$—	$—

As of December 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of $224.5 million and $221.6 million, respectively, which may be available to offset future income tax liabilities. Federal net operating loss carryforwards of $168.9 million will expire at various dates from 2028 to 2037.  $55.6 million of the federal net operating loss can be carried forward indefinitely.  State net operating loss carryforwards of $221.6 million will expire at various dates from 2030 to 2038.  As of December 31, 2018, the Company also had U.S. federal and state research and development tax credit carryforwards of $8.8 million and $3.5 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2028 and 2025, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company completed several financings through December 31, 2011, which resulted in ownership changes in excess of 50%. The Company prepared an analysis to determine the effect of the ownership change limitation on its ability to utilize its net operating loss and tax credit carryforwards, and concluded that as a result of ownership changes that occurred during 2008, there are restrictive limitations on approximately $1.9 million of the Company’s net operating loss carryforwards and approximately $0.1 million of the Company’s tax credit carryforwards. These limitations are reflected in the Company’s net operating loss carryforwards and tax credit carryforwards presented herein. Subsequent ownership changes may further affect the limitation in future years. The Company has not conducted a study to assess whether a change of control has occurred since 2011 due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since 2011, utilization of the net operating loss carryforwards or research and development tax credit carryforwards generated since 2011 would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until an additional study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize all of the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2018 and 2017. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2018 and 2017 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards in 2018 and 2017, and the impact of the TCJA in 2017, and were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Valuation allowance as of beginning of year	$55,813	$59,236
Decreases recorded as benefit to income tax provision	—	(3,423)
Increases recorded to income tax provision	18,540	—
Valuation allowance as of end of year	$74,353	$55,813

As of December 31, 2018 and 2017, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statements of operations and comprehensive loss. The Company files income tax returns in the United States and Massachusetts. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2015 through December 31, 2018. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

13. Commitments and Contingencies

Operating leases

The Company previously leased its facility under a non-cancellable operating lease that would have expired in June 2017. In September 2016, the Company amended the lease to extend the lease term until June 2020. Under the terms of the original lease and the amended lease, the Company secured a $0.2 million letter of credit as security for its leased facility. The underlying cash securing this letter of credit has been classified as non-current restricted cash in the accompanying balance sheets. Both the original lease and the amended lease include annual rent escalations and rent holidays, which are accrued, such that rent expense is recognized on a straight-line basis over the terms of occupancy.

In September 2018, the Company executed the Fourth Amendment to its non-cancellable operating lease. The terms of the amendment expanded the size of the leased premises to include additional space in the leased facility as of February 2019. The lease for the original leased premises expires in June 2020. The lease term for the expansion premises expires in February 2022. Under the terms of the lease as amended, the Company maintains a $0.4 million letter of credit as security for its leased facility. The underlying cash securing this letter of credit has been classified as non-current restricted cash in the accompanying consolidated balance sheets. The lease as amended includes annual rent escalations and rent holidays, which are accrued, such that rent expense is recognized on a straight-line basis over the terms of occupancy.

Future minimum lease payments under the operating lease as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,
2019	3,174
2020	2,122
2021	896
2022	150
$6,342

Rent expense for the years ended December 31, 2018 and 2017 was $2.3 million, respectively.

Research agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of December 31, 2018, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. The Company recorded less than $0.1 million in license fees as research and development expense in each of the years ended December 31, 2018 and 2017. As of December 31, 2018, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2018 or 2017.

Legal proceedings

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. On January 17, 2017, a participant dosed in one of our clinical trials filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium. We filed an answer in March 2017. A dispositive motion is currently pending with the District Court and has yet to be decided.  The plaintiff claims damages of $1.5 million.  We are working with counsel and our insurer to vigorously defend our position. We believe that we have meritorious defenses however unfavorable outcome of some amount is reasonably possible.

14. Net Loss and Unaudited Pro Forma Net Loss Per Share

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017
Numerator:
Net loss	$(59,925)	$(35,377)
Plus: Cumulative dividends on convertible preferred stock	—	(18,390)
Net loss attributable to common stockholders	$(59,925)	$(53,767)

Denominator:
Weighted average common shares outstanding, basic and diluted	11,984,293	958,447

Net loss per share attributable to common stockholders, basic and diluted	$(5.00)	$(56.10)

The Company’s potential dilutive securities, which include convertible preferred stock, warrants for the purchase of convertible preferred shares, warrants for the purchase of common stock and common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2018	2017
Convertible preferred shares (as converted to common stock)	—	11,441,136
Warrants for the purchase of convertible preferred stock (as converted to common stock)	—	34,062
Warrants for the purchase of common stock	95,930	113,541
Common stock issued for promissory notes	—	229,357
Options to purchase common stock	3,779,403	1,728,731
	3,875,333	13,546,827

15. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.3 million and $0.2 million for the years ended December 31, 2018 and 2017.

16. Selected Quarterly Financial Data (unaudited)

The following table contains selected consolidated quarterly financial information from 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share data)
Total revenue	$—	$—	$—	$—
Total operating expenses	12,177	12,022	16,413	20,632
Total other income (expense), net	75	81	475	688
Net loss and comprehensive loss	$(12,102)	$(11,941)	$(15,938)	$(19,944)
Net loss attributable to common stockholders	$(12,102)	$(11,941)	$(15,938)	$(19,944)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(12.44)	$(9.96)	$(0.81)	$(0.77)

(1)

The explanation for major variances of net loss per share from the first and second quarters for the year ended December 31, 2018 are: On July 23, 2018, upon the closing of the Company’s IPO, all outstanding convertible preferred stock automatically converted into shares of common stock.

	Three months ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share data)
Total revenue	$—	$—	$—	$—
Total operating expenses	8,017	9,512	9,671	11,888
Total other income (expense), net	2,346	1,520	(111)	(44)
Net loss and comprehensive loss	$(5,671)	$(7,992)	$(9,782)	$(11,932)
Cumulative dividends on convertible preferred stock	(4,197)	(4,327)	(4,818)	(5,048)
Net loss attributable to common stockholders	$(9,868)	$(12,319)	$(14,600)	$(16,980)
Net loss per share attributable to common stockholders, basic and diluted	$(10.41)	$(12.81)	$(15.18)	$(17.64)

17. Related-party Transactions

The Company has entered into promissory notes with two of its former officers to fund the early exercise of unvested stock options. The notes are accounted for as stock options, as they are collateralized solely by the shares of common stock issued, and the Company has a history of not requiring repayment of the notes upon termination from the Company. As of December 31, 2017, the outstanding promissory notes totaled $0.3 million. The promissory notes were fully repaid in the first quarter of 2018.

The Company had an agreement with its stockholders in which it agreed to indemnify each stockholder of the Company to the extent of any tax liabilities incurred rising directly out of the non-exercise by Genentech of the GNE Option to acquire the Company (Note 6). As a result of Genentech not exercising its option, the Company paid $3.3 million to the stockholders representing the estimated tax liability resulting from the non-exercise of the GNE Option of which $2.3 million was paid in 2015, and the remaining $1.0 million was paid in 2016. This amount was recorded as a reduction to additional paid-in capital as it was considered a return of capital to the stockholders.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018 at the reasonable assurance level.

In preparation of our financial statements to meet the requirements applicable to our initial public offering, we identified a material weakness in the internal controls over our financial reporting. A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. Specifically, we did not design and maintain effective controls over the completeness and review of the presentation and computation of net loss per share attributable to common stockholders as well as over the presentation of outstanding common shares in the statement of equity. This control deficiency could result in a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis, and accordingly, we determined that the control deficiency constituted a material weakness.

The material weakness also resulted in immaterial changes to our previously reported net loss attributable to common stockholders and net loss per share attributable to common stockholders, basic and diluted, for the years ended December 31, 2017 and 2016. These immaterial errors were corrected prior to the filing of our Registration Statement on Form S-1 with the SEC on June 22, 2018.

To remediate this material weakness, we implemented the following controls:

•	Formalized our financial close process and documentation
•	Strengthened supervisory reviews by our financial management
•	Expanded our accounting and finance team to add additional qualified accounting and finance resources

The implementation of these controls remediated the material weakness as of December 31, 2018.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that have materially affected, or is are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance Matters” and the subsections thereof, “Class I Director Nominees,” “Class II Directors,” “Class III Directors,” “Executive Officers,”  and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2019 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference

We post our code of business conduct and ethics, which applies to all employees, including all executive officers, senior financial officers and directors, in the “Corporate Governance” sub-section of the “Investor Relations” section (ir.constellationpharma.com) of our corporate website at www.constellationpharma.com. Our code of business conduct and ethics complies with Item 406 of SEC Regulation S-K and the rules of Nasdaq. We intend to disclose any changes to the code that affect the provisions required by Item 406 of Regulation S-K, and any waivers of the code of ethics for our executive officers, senior financial officers or directors, on our corporate website.

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Related Person Transactions,” “Policies and Procedures for Related Person Transactions” and “Board Determination of Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” and the subsection thereof in our definitive proxy statement to be filed with the SEC with respect to our 2019 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 23, 2018)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on July 23, 2018)

4.1	Specimen Stock Certificate evidencing the shares of common stock (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.1

Fifth Amended and Restated Investor Rights Agreement, dated as of March 22, 2018, by and among the Registrant and the other parties thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.2+	Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.3+

Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.4+

Form of Nonstatutory Stock Option Agreement under the 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.5+	2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.6+

Form of Stock Option Agreement under the 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.7+	2018 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.8+	Summary of Non-Employee Director Compensation Program (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.9†

License and Collaboration Agreement, dated as of January 9, 2012, by and among Genentech, Inc., F. Hoffman-La Roche Ltd. and the Registrant (incorporated by reference to Exhibit 10.9 of the Registrant’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on July 9, 2018)

10.10†

Research, Development and Commercialization Agreement, dated as of July 31, 2012, by and between the Registrant and The Leukemia & Lymphoma Society, as amended (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.11

Loan and Security Agreement, dated as of April 26, 2016, by and among the Registrant, Oxford Finance LLC and Silicon Valley Bank (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.12

Warrant to purchase shares of Series B preferred stock issued on June 28, 2013 by the Registrant to Oxford Finance LLC (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.13

Warrant to purchase shares of Series B preferred stock issued on June 28, 2013 by the Registrant to Silicon Valley Bank (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.14

Warrant to purchase shares of Series B preferred stock issued on September 30, 2014 by the Registrant to Oxford Finance LLC (incorporated by reference to Exhibit 10.14 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.15

Warrant to purchase shares of Series B preferred stock issued on September 30, 2014 by the Registrant to Oxford Finance LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.16	Form of Common Stock Purchase Warrant, dated May 24, 2011 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.17

Lease Agreement, dated as of February 5, 2010, by and between the Registrant and ARE-MA Region No. 38 LLC, as amended (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.18+

Letter Agreement, dated March 13, 2017, by and between the Registrant and Jigar Raythatha (incorporated by reference to Exhibit 10.18 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.19+

Letter Agreement, dated August 30, 2017, by and between the Registrant and Emma Reeve (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.20+†

Amended and Restated Letter Agreement, dated June 28, 2018, by and between the Registrant and Adrian Senderowicz (incorporated by reference to Exhbit 10.5 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2018)

10.21+	Amended and Restated Change in Control Severance Plan (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.22+

Consulting Agreement, dated as of May 2, 2017, by and between the Registrant and Oncology Drug Development, LLC (incorporated by reference to Exhibit 10.22 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.23+

Consulting Agreement, dated as of July 15, 2017, by and between the Registrant and Dr. James Audia (incorporated by reference to Exhibit 10.23 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

10.24+

Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors (incorporated by reference to Exhibit 10.24 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION PHARMACEUTICALS, INC

Date: March 14, 2019	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jigar Raythatha	President and Chief Executive Officer. Director	March 14, 2019
Jigar Raythatha	(Principal Executive Officer)

/s/ Emma Reeve	Chief Financial Officer	March 14, 2019
Emma Reeve	(Principal Financial and Accounting Officer)

/s/ Mark A. Goldsmith	Chairman of the Board	March 14, 2019
Mark A. Goldsmith, M.D., Ph.D.

/s/ James E. Audia	Director	March 14, 2019
James E. Audia, Ph. D

/s/ Scott Braunstein	Director	March 14, 2019
Scott Braunstein, M.D.

/s/ Anthony Evnin	Director	March 14, 2019
Anthony Evnin, Ph. D.
/s/ Steven L. Hoerter	Director	March 14, 2019
Steven L. Hoerter

/s/ Peter Svennilson	Director	March 14, 2019
Peter Svennilson

/s/ Robert Tepper	Director	March 14, 2019
Robert Tepper, M.D.
/s/ Elizabeth G. Tréhu	Director	March 14, 2019
Elizabeth G. Tréhu, M.D.