Form 10-Q
period 2019-03-31
CONSTELLATION PHARMACEUTICALS INC
filed 2019-05-08
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	CNST	The Nasdaq Stock Market LLC

As of April 30, 2019, the registrant had 25,807,229 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize CPI-1205, CPI-0610, CPI-0209 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for CPI-1205, CPI-0610, CPI-0209 and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

Constellation Pharmaceuticals, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$52,447	$114,592
Marketable securities	63,344	—
Prepaid expenses and other current assets	2,695	2,711
Total current assets	118,486	117,303
Property and equipment, net	1,312	1,210
Restricted cash	425	425
Operating lease, right-of-use assets	4,700	—
Total assets	$124,923	$118,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,523	$5,723
Accrued expenses and other current liabilities	6,628	8,937
Current portion of lease liabilities - operating lease	2,970	—
Total current liabilities	17,121	14,660
Long-term debt, net of current portion and discount	19,529	—
Operating lease liabilities, net of current portion	2,185	—
Deferred rent, net of current portion	—	118
Other long-term liabilities	13	2
Total liabilities	38,848	14,780
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2019 and December 31, 2018, respectively; 25,807,229 and 25,803,475 shares issued at March 31, 2019 and December 31, 2018, respectively; 25,806,974 and 25,803,135 shares outstanding at March 31, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	339,326	337,992
Accumulated other comprehensive gain	9	—
Accumulated deficit	(253,263)	(233,837)
Total stockholders' equity	86,075	104,158
Total liabilities and stockholders' equity	$124,923	$118,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$—	$—
Operating expenses:
Research and development	15,677	9,874
General and administrative	4,429	2,303
Total operating expenses	20,106	12,177
Loss from operations	(20,106)	(12,177)
Other income (expense):
Interest income	755	109
Interest expense	(75)	(34)
Total other income (expense), net	680	75
Net loss attributable to common stockholders	$(19,426)	$(12,102)
Other comprehensive gain:
Unrealized gain on marketable securities	9	—
Other comprehensive gain	$9	$—
Comprehensive loss	$(19,417)	$(12,102)

Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(12.44)
Weighted average common shares outstanding, basic and diluted	25,804,595	972,981

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

						Accumulated
	Convertible Preferred Stock				Additional	Other		Total
	(Series A, B, D, E, E-1 and F)		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2018	—	$—	25,803,135	$3	$337,992	$—	$(233,837)	$104,158
Stock-based compensation expense	—	—	—	—	1,313	—	—	1,313
Vesting of common stock issued upon early exercise of unvested options	—	—	85	—	—	—	—	—
Stock option exercises	—	—	3,754	—	21		—	21
Unrealized gain on marketable securities						9		9
Net loss	—	—	—	—	—	—	(19,426)	(19,426)
Balances at March 31, 2019 (unaudited)	—	$—	25,806,974	$3	$339,326	$9	$(253,263)	$86,075

						Accumulated
	Convertible Preferred Stock				Additional	Other		Total
	(Series A, B, D, E, E-1 and F)		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Deficit
Balances at December 31, 2017	118,867,177	$173,228	962,898	$—	$8,079	$—	$(173,912)	$(165,833)
Issuance of Series F convertible preferred stock, net of issuance costs of $132	68,500,000	68,368	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	585	—	—	585
Vesting of common stock issued upon early exercise of unvested options	—	—	408	—	3	—	—	3
Repayment of promissory notes issued upon early exercise of unvested options	—	—	229,357	—	290	—	—	290
Net loss	—	—	—	—	—	—	(12,102)	(12,102)
Balances at March 31, 2018 (unaudited)	187,367,177	$241,596	1,192,663	$—	$8,957	$—	$(186,014)	$(177,057)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(19,426)	$(12,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	168	135
Stock-based compensation expense	1,313	585
Non-cash interest expense	18	33
Amortization and accretion on marketable securities	(212)	—
Change in fair value of preferred stock warrant liability	—	(65)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	128	(571)
Operating lease, right-of-use assets	690	—
Accounts payable	1,768	562
Accrued expenses and other current liabilities	(2,116)	(333)
Operating lease liabilities	(664)	—
Deferred rent	—	(41)
Other assets	—	18
Net cash used in operating activities	(18,333)	(11,779)
Cash flows from investing activities:
Purchase of marketable securities	(63,123)	—
Purchases of property and equipment	(234)	(21)
Net cash used in investing activities	(63,357)	(21)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	19,649	—
Payment of debt issuance costs	(125)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	68,368
Payments on long-term debt	—	(1,739)
Proceeds from repayment of promissory notes issued upon early exercise of stock options	—	290
Payments of initial public offering costs	—	(21)
Proceeds from issuance of common stock upon stock option exercises	21	—
Net cash provided by financing activities	19,545	66,898
Net increase (decrease) in cash, cash equivalents and restricted cash	(62,145)	55,098
Cash, cash equivalents and restricted cash at beginning of period	115,017	16,646
Cash, cash equivalents and restricted cash at end of period	$52,872	$71,744

Supplemental disclosure of cash flow information:
Interest paid	$—	$67
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable	$216	$15
Vesting of common stock subject to repurchase	$—	$3
Deferred offering costs included in accounts payable and accrued expenses	$—	$385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and proceeds from the initial public offering (“IPO”) completed in July 2018. On March 20, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which Hercules agreed to provide the Company with up to $40.0 million in funding, to be made available in four tranches. As of March 31, 2019, the Company had drawn down on the first of the four tranches and in connection with the draw down received net proceeds of $19.5 million.

The Company has incurred losses since inception, including net losses of $19.4 million for the three months ended March 31, 2019, and $59.9 million for the year ended December 31, 2018. As of March 31, 2019, the Company had an accumulated deficit of $253.3 million. The Company expects to continue to generate operating losses in the foreseeable future. As of May 8, 2019, the issuance date of the interim financial statements, the Company expects that its cash, cash equivalents and marketable securities will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the interim financial statements.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Constellation Pharmaceuticals, Inc. and its wholly owned subsidiary, Constellation Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2019 and results of operations for the three months ended March 31, 2019 and 2018, and cash flows for the three months ended March 31, 2019 and 2018 have been made. The Company’s results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains most of its cash, cash equivalents and marketable securities at two accredited financial institutions in amounts that could exceed federally insured limits. Cash equivalents are invested in an institutional money market fund. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” to the Consolidated Financial Statements included in the Annual Report. There have been no material changes to the significant accounting policies previously disclosed in the Annual Report other than as noted below.

Marketable Securities

Marketable securities consist of investments with original maturities greater than ninety days. The Company classifies its investments with maturities beyond one year as short term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities as available-for-sale. Accordingly, these marketable securities are recorded at fair value and unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of other income (expense), net based on the specific identification method. When determining whether a decline in value is other than temporary, the Company considers various factors, including whether the Company has the intent to sell the security, and whether it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis.

The Company evaluates its marketable securities with unrealized losses for other-than-temporary impairment. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost, the Company’s ability and intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and market conditions in general. If any adjustment to fair value reflects a decline in the value of the investment that the Company considers to be “other than temporary,” the Company reduces the investment to fair value through a charge to the statement of operations and comprehensive loss. No such adjustments were necessary during the periods presented.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gain (losses) on available-for-sale marketable securities.

Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consists of all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents.

As of March 31, 2019, the Company classified $425,000 as restricted cash related to a letter of credit issued as a security deposit in connection with Company's lease of its corporate office facilities (Note 12). Cash, cash equivalents and restricted cash consists of the following:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$52,447	$114,592
Restricted cash	425	425
Cash, cash equivalents and restricted cash	$52,872	$115,017

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of March 31, 2019 (see Note 7) approximated fair value (a Level 3 measurement) based on interest rates currently available to the Company.

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

Recently adopted accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. The Company adopted ASU 2016-02 as of January 1, 2019, using the modified retrospective approach. Prior period amounts have not been adjusted.  The main difference between previous GAAP (“Topic 840”) and Topic 842 is the recognition of right-of-use lease assets and lease liabilities by lessees for those leases classified as operating leases under Topic 840. In addition, the Company elected the following practical expedients:

•	the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification;
•	the short-term lease practical expedient, which allowed the Company to exclude short-term leases of less than 12 months from recognition in the unaudited consolidated balance sheets; and
•	the bifurcation of lease and non-lease components practical expedient, which did not require the Company to bifurcate lease and non-lease components for all classes of assets.

The adoption of this accounting standard resulted in the recording of operating lease right-of-use ("ROU") assets and lease liabilities for lease arrangements with an initial term greater than twelve months of $3.1 million and $3.5 million, respectively, as of January 1, 2019. The difference between the operating lease assets and liabilities was recorded as an adjustment to “Other liabilities” on the consolidated and condensed balance sheets, primarily related to deferred rent (lease incentives). The adoption of ASU 2016-02 had no impact on Retained earnings.  For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 12, Leases, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-Q.

Recently issued accounting pronouncements

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

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$47,059	$—	$—	$47,059
Commercial paper	—	5,388	—	5,388
Total	$47,059	$5,388	$—	$52,447

Marketable securities:
Corporate debt securities	$—	$10,661	$—	$10,661
Commercial paper	—	$34,781	—	34,781
Government securities	—	17,902	—	17,902
Total	$—	$63,344	$—	$63,344

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$114,592	$—	$—	$114,592
	$114,592	$—	$—	$114,592

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

During the three months ended March 31, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

4. Marketable Securities

The following table summarizes the Company’s marketable securities and cash equivalents as of March 31, 2019. The Company did not hold any marketable securities as of December 31, 2018.

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
Cash equivalents:
Money market funds	$47,059	$—	$—	$47,059
Commercial paper	5,388	—	—	5,388
Total cash equivalents	$52,447	$—	$—	$52,447

Marketable securities:
Corporate debt securities	$10,654	$7	$—	$10,661
Commercial paper	34,781	—	—	34,781
Government securities	17,900	2	—	17,902
Total marketable securities	$63,335	$9	$—	$63,344
Total cash equivalents and marketable securities	$115,782	$9	$—	$115,791

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued employee compensation and benefits	$1,569	$2,726
Accrued external research and development expense	4,576	5,610
Accrued professional fees	302	255
Other	181	346
	$6,628	$8,937

6. Collaboration Agreement

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through each of March 31, 2019 and December 31, 2018, the Company received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense.

The LLS Agreement requires the Company to make payments to LLS upon the Company’s achievement of specified milestones that could total up to $25.0 million in aggregate (see Note 11).

7. Debt

The Company previously had outstanding amounts due under an agreement of $11.8 million (the “2016 Loan Agreement”). Borrowings under the 2016 Loan Agreement bore interest at an annual rate of 7.6% and were repaid in full on July 3, 2018. In addition, a final payment equal to 5% of the original principal amount was paid upon the final principal payment.

On March 20, 2019, the Company entered into the Loan Agreement with Hercules as administrative and collateral agent, and various other lenders, pursuant to which the Company may borrow under a term loan up to an aggregate principal amount of $40.0 million, to be made available in four tranches. The outstanding principal balance as of March 31, 2019 is $20 million.  As of March 31, 2019, the Company had drawn down on the first of the four tranches, and its ability to draw down the remainder of the tranches is subject to certain time limitations, achievement of performance milestones and lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, the Company paid a fee of $255,000 upon closing and is required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or a portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, the Company granted Hercules a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If the Company fails to make payments when due, or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition.

As of March 31, 2019, notes payable consisted of the following:

March 31, 2019
Principal amount of term loans	$20,000
Debt discount current portion	—
Less: Current portion	—
Long-term debt, net of current portion	20,000
Debt discount net of current portion	(471)
Long-term debt, net of discount and current portion	$19,529

8. Convertible Preferred Stock

As of April 5, 2018, the Company had issued Series A, Series B, Series D, Series E, Series E-1, and Series F convertible preferred stock (collectively the “Preferred Stock”).

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

10. Equity

Common Stock

As of March 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

Warrants to Purchase Common Stock

As of March 31, 2019, the Company had outstanding warrants to purchase common stock as follows:

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

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 2,779,544 plus the 245,557 shares of common stock remaining available for issuance under the 2008 Plan as of that date. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2008 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. In January 2019, the shares available for issuance under the 2018 Plan were increased by 1,032,125 shares pursuant to the annual increase described above. As of March 31, 2019, 1,919,540 shares remained available for future issuance under the 2018 Plan.

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

Stock Option Issuances

The following is a summary of stock option activity for the three months ended March 31, 2019,

			Weighted- Average
			Remaining	Aggregate
	Stock	Weighted Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(in years)	(in thousands)
Outstanding as of December 31, 2018	3,779,403	$7.78	8.80	$110
Granted	1,115,273	$8.90
Exercised	(3,839)	$5.58
Forfeited	(178,783)	$8.60
Outstanding as of March 31, 2019	4,712,054	$8.01	8.87	$26,092
Vested and expected to vest at March 31, 2019	4,712,054	$8.01	8.87	$26,094
Exercisable at March 31, 2019	1,174,589	$6.43	7.74	$8,367

During the three months ended March 31, 2019, the Company granted options to employees, consultants and directors for the purchase of 1,115,273 shares of common stock with a weighted average exercise price of $8.90 per share and a weighted average grant-date fair value of $6.33 per share.

The Company estimated the fair value of each stock option award using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.49%	2.71%
Expected volatility	82.13%	80.66%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.04

As of March 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $20.5 million, which is expected to be recognized over a weighted average period of 3.19 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$524	$211
General and administrative expenses	789	374
Total	$1,313	$585

12. Leases

The Company has leases for office and laboratory space.  The Company occupies approximately 36,309 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that currently expires in June 2020 and an additional 11,237 of office space in the same facility which expires in February 2022. We determined that these leases are operating leases.

We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. With the adoption of ASC 842 we recognized all leases with terms greater than 12 months in duration on our Consolidated Balance Sheets as right-of-use assets and lease liabilities as of January 1, 2019. We adopted the standard using the modified retrospective approach.

Upon adoption of ASC 842 on January 1, 2019, we recorded operating lease assets of $3.1 million and operating lease liabilities of $3.5 million. The adoption of ASC 842 did not have a material impact on our condensed consolidated statements of operations. Prior periods are presented in accordance with ASC 840, Leases.

We have made certain assumptions and judgments when applying ASC 842, the most significant of which are:

•

We elected the package of practical expedients available for transition which allow us to not (i) reassess whether expired or existing contracts contain leases under the new definition of a lease, (ii) determine lease classification for expired or existing leases and (iii) determine whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

•	We did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.
•	For all asset classes, we elected to not recognize a right-of-use asset and lease liability for short-term leases of less than 12 months.
•

For all asset classes, we elected to not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component.

•	We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.

As of March 31, 2019, assets under operating lease were $4.7 million.  The elements of lease expense were as follows (in thousands):

For Three Months Ended March 31, 2019
Lease cost:
Operating lease cost	695
Variable lease cost (1)	90
Total Lease cost	785

Other information:
Operating cash flows used for operating leases	664
Operating lease liabilities arising from obtaining
right-of-use assets	5,155
Weighted-average remaining lease term in years	2.1
Weighted-average discount rate	10.37%

(1)	The variable lease costs for the three months ended March 31, 2019 include common area maintenance charges.

Future minimum lease payments under the operating lease as of March 31, 2019 are as follows (in thousands):

Year Ending December 31,
2019	2,496
2020	2,123
2021	898
2022	167
$5,684
Present value adjustment	(529)
Present value of lease liabilities	$5,155

Rent expense for each of the three months ended March 31, 2019 and 2018 was $0.7 million and $0.6 million, respectively.

13. Commitments and Contingencies

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of March 31, 2019, and December 31, 2018, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of March 31, 2019, and December 31, 2018, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2019 or December 31, 2018.

Legal Proceedings

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. On January 17, 2017, a participant dosed in one of our clinical trials filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium. We filed an answer in March 2017. A dispositive motion is currently pending with the District Court and has yet to be decided.  The plaintiff claims damages of $1.5 million.  We are working with counsel and our insurer to vigorously defend our position. We believe that we have meritorious defenses, however unfavorable outcome of some amount is reasonably possible.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(19,426)	$(12,102)
Net loss attributable to common stockholders	$(19,426)	$(12,102)

Denominator:
Weighted average common shares outstanding, basic and diluted	25,804,595	972,981

Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(12.44)

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

	March 31,
	2019	2018
Convertible preferred shares (as converted to common stock)	—	17,663,337
Warrants for the purchase of convertible preferred stock (as converted to common stock)	—	34,062
Warrants for the purchase of common stock	95,930	113,541
Options to purchase common stock	4,712,054	2,223,917
	4,807,984	20,034,857

15. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.1 million for each of the three month periods ended March 31, 2019 and 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual report on Form 10-K for the twelve months period ending December 31, 2018 with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

As of March 31, 2019, we have funded our operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and proceeds from our initial public offering, or IPO, completed in July 2018. On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which we have borrowed $20 million and may borrow up to an additional $20 million subject to certain limitations. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the three months ended March 31, 2019, we reported a net loss of $19.4 million. As of March 31, 2019, we had an accumulated deficit of $253.3 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $115.8 million. We believe that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “– Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. No funding was received from LLS during the three months ended March 31, 2019 or 2018.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our invested cash balances and associated with our marketable securities. We expect our interest income to increase as we invest the cash received from the sale of Series F preferred stock, the net proceeds from our IPO and net proceeds from the Hercules Loan Agreement.

Interest Expense

For the three months ended March 31, 2019, interest expense consists of interest expense on outstanding borrowings under the Hercules Loan Agreement, as well as amortization of debt discount and debt issuance costs.

For the three months ended March 31, 2018, interest expense consists of interest expense on outstanding borrowings under our April 2016 loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or the 2016 Loan Agreement, as well as amortization of debt discount and debt issuance costs. Interest expense also consists of the change in the fair value of our preferred stock warrants. In connection with the 2016 Loan Agreement, we issued warrants to purchase Series B preferred stock. We classified these warrants as a liability on our balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as interest expense in our statements of operations and comprehensive loss.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	15,677	9,874	5,803
General and administrative	4,429	2,303	2,126
Total operating expenses	20,106	12,177	7,929
Loss from operations	(20,106)	(12,177)	(7,929)
Other income (expense):
Interest income	755	109	646
Interest expense	(75)	(34)	(41)
Total other income (expense), net	680	75	605
Net loss	$(19,426)	$(12,102)	$(7,324)

Research and Development Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$5,158	$2,892	$2,266
CPI-0610	2,478	826	1,652
CPI-0209	1,116	635	481
Preclinical pipeline	821	507	314
Unallocated expenses:
Personnel related (including stock-based compensation)	4,213	3,144	1,069
Laboratory supplies and consumables	464	670	(206)
Facility related and other	1,427	1,200	227
Total research and development expenses	$15,677	$9,874	$5,803

Research and development expenses were $15.7 million for the three months ended March 31, 2019 compared to $9.9 million for the three months ended March 31, 2018. The increase in costs related to our CPI-1205 program was primarily due to increased enrollment in our ProStar trial in the first quarter of 2019 as well as the timing of CMC campaigns. The increase in costs related to our CPI-0610 program was primarily due to increased enrollment in our MANIFEST trial in the first quarter of 2019. The increase in costs related to our second-generation EZH2 inhibitor CPI-0209 program in the first quarter of 2019 was primarily due to continuation of process chemistry and IND-enabling study expenses. The increase in preclinical pipeline expenses was primarily due to the stage of development of our current pipeline candidates.

The increase in personnel related costs was primarily due to an increase in stock-based compensation expense and overall compensation in our research and development function. Personnel-related costs for the three months ended March 31, 2019 and 2018 included stock-based compensation expense of $0.5 million and $0.2 million, respectively.

General and Administrative Expenses

	Three Months Ended March 31,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,495	$1,210	$1,285
Professional and consultant fees	997	610	387
Facility related and other	937	483	454
Total general and administrative expenses	$4,429	$2,303	$2,126

General and administrative expenses for the three months ended March 31, 2019 were $4.4 million, compared to $2.3 million for the three months ended March 31, 2018. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel-related costs for the three months ended March 31, 2019 and 2018, included stock-based compensation expense of $0.8 million and $0.4 million, respectively. Facility related and other costs increased by $0.5 million primarily due to the new facility leases, franchise taxes, insurance expense and ongoing business activities, partially due to increased costs to operate as a public company.

Other Income (Expense)

Interest Income

Interest income increased to $0.8 million for the three months ended March 31, 2019, primarily due to interest income associated with our marketable securities. Interest income was $0.1 million for the three months ended March 31, 2018, primarily from our interest bearing cash and cash equivalent accounts.

Interest Expense

Interest expense was less than $0.1 million for the three months ended March 31, 2019 and consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement. Interest expense was less than $0.1 million for the three months ended March 31, 2018 and consisted primarily of cash and non-cash interest related to the 2016 Loan Agreement, which was paid off in July 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As of March 31, 2019, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements, borrowings under loan agreements, and proceeds from the IPO completed in July 2018. On March 20, 2019, the Company entered into a Loan and Security Agreement (the Loan Agreement) to provide up to $40.0 million in funding, to be made available in four tranches. As of March 31, 2019, we had drawn down on the first of the four tranches and in connection with the draw down received net proceeds of $19.5 million. As of March 31, 2019, we had cash, cash equivalents and marketable securities of $115.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash used in operating activities	$(18,333)	$(11,779)
Cash used in investing activities	(63,357)	(21)
Cash provided by financing activities	19,545	66,898
Net increase (decrease) in cash, cash equivalents and restricted cash	$(62,145)	$55,098

Operating Activities

During the three months ended March 31, 2019, net cash used in operating activities was $18.3 million, primarily resulting from our net loss of $19.4 million, changes in our operating assets and liabilities of $0.2 million, partially offset by net non-cash expense of $1.3 million. Changes in our operating assets and liabilities for the three months ended March 31, 2019 consisted primarily of a $1.0 million decrease in accounts payable, accrued expenses and operating lease liabilities as partially offset by a $0.8 million decrease in prepaid expenses and other current assets.

During the three months ended March 31, 2018, net cash used in operating activities was $11.8 million, primarily resulting from our net loss of $12.1 million and changes in our operating assets and liabilities of $0.4 million, partially offset by net non-cash expense of $0.7 million. Changes in our operating assets and liabilities for the three months ended March 31, 2018 consisted primarily of a $0.6million increase in prepaid expenses and other current assets, partially offset by a $0.2 million increase in account payable and accrued expenses and other current liabilities.

Investing Activities

During the three months ended March 31, 2019 net cash used in investing activities was $63.4 million, due to the cash investment in marketable securities. During the three months ended March 31, 2018, net cash used in investing activities was less than $0.1 million, due to purchases of property and equipment, related equipment and software purchases as we expanded our discovery activities.

Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $19.5 million, consisting primarily of net proceeds from the issuance of notes payable related to the Loan Agreement with Hercules.

During the three months ended March 31, 2018, net cash provided by financing activities was $66.9 million, consisting primarily of net proceeds from the issuance of our Series F preferred stock of $68.4 million, partially offset by payments of $1.7 million on long-term debt under our prior loan and security agreement.

Loan and Security Agreement

We previously had outstanding amounts due under a 2016 Loan Agreement of $11.8 million. Borrowings under the 2016 Loan Agreement bore interest at an annual rate of 7.6% and were repaid in full on July 3, 2018. In addition, a final payment equal to 5% of the original principal amount was paid upon the final principal payment.

On March 20, 2019, we entered into the Loan Agreement with Hercules, pursuant to which we may borrow up to an aggregate principal amount of $40.0 million, to be paid in four tranches, under a term loan facility. As of March 31, 2019, we had drawn down on the first of the four tranches, and our ability to draw down the remainder of the tranches is subject to certain time limitations, achievement of performance milestones and lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $255,000 upon closing and are required to pay a fee of 6.35% of the aggregate advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or any portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, we granted Hercules a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If we fail to make payments when due, breach any operational covenant, or have any event of default, this could have a material adverse effect on our business and financial condition.

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $115.8 million. We believe that our cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitment (1)	$5,684	$3,338	$2,346	$—	$—
Debt obligations (2)	26,660	1,648	11,886	13,126	—
Total	$32,344	$4,986	$14,232	$13,126	$—

(1)

Amounts in table reflects payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that expires in June 2020 with respect to 36,309 square feet and February 2022 with respect to 11,237 square feet.

(2)	Amounts in table reflect the contractually required principal, interest and the final payment due under the Hercules Loan Agreement as of March 31, 2019.

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

The LLS Agreement requires us to make certain milestone payments to LLS, that could total up to $25.0 million in aggregate, upon our receipt of payments associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of March 31, 2019, we were unable to estimate the timing or likelihood of achieving these milestones.

We have also entered into license agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of March 31, 2019, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”), the following involve the most judgment and complexity:

•	accrued research and development expenses;
•	stock-based compensation;
•	valuation of warrants to purchase preferred stock; and
•	valuation of preferred stock tranche liability.

Accordingly, we believe the policies set forth above are critical to fully understanding and evaluating our financial condition and results of operations. If actual results or events differ materially from the estimates, judgments and assumptions used by us in applying these policies, our reported financial condition and results of operations could be materially affected. There have been no significant changes to our critical accounting policies from those described in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2019, we had cash, cash equivalents and marketable securities of $115.8 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. On January 17, 2017, a participant dosed in one of our clinical trials filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium. We filed an answer in March 2017. A dispositive motion is currently pending with the District Court and has yet to be decided.  The plaintiff claims damages of $1.5 million.  We are working with counsel and our insurer to vigorously defend our position. We believe that we have meritorious defenses however an unfavorable outcome of some amount is reasonably possible.

Item 1A. Risk Factors

Our business is subject to numerous risks. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in this Quarterly Report on Form 10-Q and other filings with the Securities and Exchange Commission, or the SEC, press releases, communications with investors, and oral statements. Actual future results may differ materially from those anticipated in our forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Risks related to our financial position and need for additional capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $19.4 million for the three months ended March 31, 2019, and, $59.9 million for the year ended December 31, 2018. As of March 31, 2019, we had an accumulated deficit of $253.3 million. To date, we have financed our operations primarily through our initial public offering, which closed on July 23, 2018, sales of our preferred stock, payments received in connection with collaboration and research agreements and borrowings under loan agreements. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

As of March 31, 2019, we had cash, cash equivalents and marketable securities of approximately $115.8 million. We believe that our existing cash, cash equivalents and marketable securities as of March 31, 2019, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2020. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

If we fail to comply with the covenants or payment obligations under our debt instrument, this could result in an event of default, , which could materially and adversely affect our business and our financial condition.

On March 20, 2019, we entered into a Loan and Security Agreement (the “Loan Agreement”) with various lenders and Hercules Capital, Inc. pursuant to which we have borrowed $20 million to date and $20 million remains available to us, subject to certain time limitations, achievement of performance milestones and lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $255,000 upon closing and are required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or such portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to

24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, we granted Hercules Capital, Inc. a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of March 31, 2019, we had $20 million of borrowings outstanding under the Loan Agreement with Hercules Capital, Inc. $20  million remains available for borrowing under the Loan Agreement, subject to certain conditions. We could in the future incur additional indebtedness under the Hercules Loan Agreement or via future loan agreements.

Our debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

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

We intend to satisfy our current and future debt service obligations with our existing cash and funds from external sources. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing or any future debt. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under the Hercules Loan Agreement or any future loan agreements we may enter into could result in an event of default and acceleration of amounts due. If an event of default occurs and the lenders accelerate the amounts due under such loan agreements, we may not be able to make accelerated payments, and such lenders could seek to enforce security interests in the collateral securing such indebtedness.

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

•

clinical or regulatory developments with competitive product candidates could impact our clinical trial enrollment and/or requirements, costs and timelines for potential approval of our own product candidates;

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products before we do, or that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in additional challenges to our regulatory approval strategy and/or our competitors establishing a stronger market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for many of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and use of our product candidates through compassionate use, and we will face an even greater risk if we commercially sell any products that we may develop. For example, in January 2017, a participant dosed in our Phase 1 clinical trial of CPI-0610 filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium, related to alleged psychological injuries resulting from the use of CPI-0610. The plaintiff is seeking damages of $1.5 million and alleges that the trial protocols did not adequately inform the plaintiff of the risks of psychosis and that the plaintiff was misled into believing that the Phase 1 clinical trial participation was with a product that had already proven efficacious. We filed an answer in March 2017. While we believe we have meritorious defenses, expect insurance to cover any damages as a result of this claim and do not deem this litigation to be material, it could divert management’s attention and resources, and result in harm to our reputation or any of the other results described below.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties additional time to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of nalbuphine ER or any future product candidate in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

As of April 30, 2019, our executive officers, directors and affiliated stockholders, in the aggregate, owned shares representing approximately 43.8% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price is likely to be volatile. During the period from July 18, 2018 to April 30, 2019, the closing price of our common stock ranged from a high of $13.64 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

We previously identified a material weakness in our internal control over financial reporting. The specific material weakness and our remediation efforts are described in Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2018, or the Annual Report in “Disclosure Controls and Procedures.” A “material weakness” is a deficiency, or a combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected. We cannot assure you that additional material weaknesses in our internal controls will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our financial statements. These misstatements could result in restatements of our financial statements, cause us to fail to meet our reporting obligations or cause investors to lose confidence in our reported financial information.

We have developed certain remediation steps to address the material weakness discussed above and to improve our internal controls. We believe the material weakness discussed above has been fully remediated. If we have inadequately remediated this material weakness, there will continue to be an increased risk that our future financial statements could contain errors that will be undetected.

Further and continued determinations that there are material weaknesses in the effectiveness of our internal controls could reduce our ability to obtain financing or could increase the cost of any financing we obtain and require additional expenditures of resources to comply with applicable requirements. For more information relating to our internal controls and disclosure controls and procedures, and the remediation plan undertaken by us, see Item 9A, “Controls and Procedures” of the Annual Report.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, the terms of the Hercules Loan Agreement preclude, and any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

None.

Use of Proceeds from Initial Public Offering

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

We had not used any of the net proceeds from the IPO as of March 31, 2019 as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts and marketable securities.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1

Loan and Security Agreement, dated as of March 20, 2019, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 21, 2019)

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

CONSTELLATION PHARMACEUTICALS, INC.

Date: May 8, 2019	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2019	By:	/s/ Emma Reeve
Emma Reeve
Chief Financial Officer
(Principal Financial and Accounting Officer)