Form 10-Q
period 2019-06-30
CONSTELLATION PHARMACEUTICALS INC
filed 2019-08-07
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 25,822,696 shares of common stock, $0.0001 par value per share, outstanding.

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

•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize CPI-0610, CPI-1205, CPI-0209 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for CPI-0610, CPI-1205, CPI-0209 and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and;
•	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

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

Constellation Pharmaceuticals, Inc.

Table of Contents

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the Three and Six Months Ended June 30, 2019 and 2018	5
	Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) For the Three and Six Months Ended June 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2019 and 2018	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	33

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 6.	Exhibits	73

Signatures		74

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$55,043	$114,592
Marketable securities	43,057	—
Prepaid expenses and other current assets	2,566	2,711
Total current assets	100,666	117,303
Property and equipment, net	1,176	1,210
Restricted cash	425	425
Operating lease, right-of-use assets	11,986	—
Total assets	$114,253	$118,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,387	$5,723
Accrued expenses and other current liabilities	8,607	8,937
Current portion of lease liabilities - operating lease	2,207	—
Total current liabilities	17,201	14,660
Long-term debt, net of current portion and discount	19,568	—
Operating lease liabilities, net of current portion	10,185	—
Deferred rent, net of current portion	—	118
Other long-term liabilities	115	2
Total liabilities	47,069	14,780
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 25,819,593 and 25,803,475 shares issued at June 30, 2019 and December 31, 2018, respectively; 25,819,423 and 25,803,135 shares outstanding at June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	341,200	337,992
Accumulated other comprehensive gain	11	—
Accumulated deficit	(274,030)	(233,837)
Total stockholders' equity	67,184	104,158
Total liabilities and stockholders' equity	$114,253	$118,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	15,955	9,536	31,632	19,410
General and administrative	4,886	2,486	9,315	4,789
Total operating expenses	20,841	12,022	40,947	24,199
Loss from operations	(20,841)	(12,022)	(40,947)	(24,199)
Other income (expense):
Interest income	652	268	1,407	377
Interest expense	(578)	(187)	(653)	(221)
Total other income (expense), net	74	81	754	156
Net loss attributable to common stockholders	$(20,767)	$(11,941)	$(40,193)	$(24,043)
Other comprehensive gain:
Unrealized gain on marketable securities	2	—	11	—
Other comprehensive gain	$2	$—	$11	$—
Comprehensive loss	$(20,765)	$(11,941)	$(40,182)	$(24,043)

Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(9.96)	$(1.56)	$(22.12)
Weighted average common shares outstanding, basic and diluted	25,809,556	1,199,164	25,807,132	1,086,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

						Accumulated
	Convertible Preferred Stock				Additional	Other		Total
	(Series A, B, D, E, E-1 and F)		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2018	—	$—	25,803,135	$3	$337,992	$—	$(233,837)	$104,158
Stock-based compensation expense	—	—	—	—	1,313	—	—	1,313
Vesting of common stock issued upon early exercise of unvested options	—	—	85	—	—	—	—	—
Stock option exercises	—	—	3,754	—	21		—	21
Unrealized gain on marketable securities						9		9
Net loss	—	—	—	—	—	—	(19,426)	(19,426)
Balances at March 31, 2019 (unaudited)	—	$—	25,806,974	$3	$339,326	$9	$(253,263)	$86,075
Stock-based compensation expense	—	—	—	—	1,797	—	—	1,797
Vesting of common stock issued upon early exercise of unvested options	—	—	85	—	—	—	—	—
Stock option exercises	—	—	12,364	—	77		—	77
Unrealized gain on marketable securities						2		2
Net loss	—	—	—	—	—	—	(20,767)	(20,767)
Balances at June 30, 2019 (unaudited)	—	$—	25,819,423	$3	$341,200	$11	$(274,030)	$67,184

						Accumulated
	Convertible Preferred Stock				Additional	Other		Total
	(Series A, B, D, E, E-1 and F)		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Deficit
Balances at December 31, 2017	118,867,177	$173,228	962,898	$—	$8,079	$—	$(173,912)	$(165,833)
Issuance of Series F convertible preferred stock, net of issuance costs of $132	68,500,000	68,368	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	585	—	—	585
Vesting of common stock issued upon early exercise of unvested options	—	—	408	—	3	—	—	3
Repayment of promissory notes issued upon early exercise of unvested options	—	—	229,357	—	290	—	—	290
Net loss	—	—	—	—	—	—	(12,102)	(12,102)
Balances at March 31, 2018 (unaudited)	187,367,177	$241,596	1,192,663	$—	$8,957	$—	$(186,014)	$(177,057)
Issuance of Series F convertible preferred stock, net of issuance costs of $12	31,250,000	31,238	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	687	—	—	687
Vesting of common stock issued upon early exercise of unvested options	—	—	86	—	—	—	—	—
Stock option exercises	—	—	22,088	—	96	—	—	96
Net loss	—	—	—	—	—	—	(11,941)	(11,941)
Balances at June 30, 2018 (unaudited)	218,617,177	272,834	1,214,837	$—	$9,740	$—	$(197,955)	$(188,215)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(40,193)	$(24,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	364	273
Stock-based compensation expense	3,110	1,272
Non-cash interest expense	158	45
Amortization and accretion on marketable securities	(523)	—
Change in fair value of preferred stock warrant liability	—	98
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	257	(747)
Operating lease, right-of-use assets	1,461	—
Accounts payable	801	(451)
Accrued expenses and other current liabilities	(131)	1,133
Operating lease liabilities	(1,484)	—
Deferred rent	—	(47)
Other assets	—	18
Net cash used in operating activities	(36,180)	(22,449)
Cash flows from investing activities:
Purchase of marketable securities	(63,123)	—
Purchases of property and equipment	(469)	(42)
Proceeds from maturities and sales of marketable securities	20,600	—
Net cash used in investing activities	(42,992)	(42)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	19,650	—
Payment of debt issuance costs	(125)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	99,606
Payments on long-term debt	—	(3,510)
Proceeds from repayment of promissory notes issued upon early exercise of stock options	—	290
Payments of initial public offering costs	—	(1,855)
Proceeds from issuance of common stock upon stock option exercises	98	96
Net cash provided by financing activities	19,623	94,627
Net increase (decrease) in cash, cash equivalents and restricted cash	(59,549)	72,136
Cash, cash equivalents and restricted cash at beginning of period	115,017	16,646
Cash, cash equivalents and restricted cash at end of period	$55,468	$88,782

Supplemental disclosure of cash flow information:
Interest paid	$347	$79
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable	$41	$—
Vesting of common stock subject to repurchase	$—	$3
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,035

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and proceeds from the initial public offering (“IPO”) completed in July 2018. On March 20, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which Hercules agreed to provide the Company with up to $40.0 million in funding, to be made available in four tranches. As of June 30, 2019, the Company had drawn down on the first of the four tranches and in connection with the draw down received net proceeds of $19.5 million.

The Company has incurred losses since inception, including net losses of $20.8 million and $40.2 million for the three and six months ended June 30, 2019, respectively, and $59.9 million for the year ended December 31, 2018. As of June 30, 2019, the Company had an accumulated deficit of $274.0 million. The Company expects to continue to generate operating losses in the foreseeable future. Based on the Company’s current operating plan, the Company expects that its cash, cash equivalents and marketable securities at June 30, 2019 will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim financial statements. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Constellation Pharmaceuticals, Inc. and its wholly owned subsidiary, Constellation Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2019 and results of operations for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018 have been made. The Company’s results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

As of June 30, 2019, the Company classified $0.4 million as restricted cash related to a letter of credit issued as a security deposit in connection with Company's lease of its corporate office facilities (Note 12). Cash, cash equivalents and restricted cash consists of the following:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$55,043	$114,592
Restricted cash	425	425
Cash, cash equivalents and restricted cash	$55,468	$115,017

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of June 30, 2019 (see Note 7) approximated fair value (a Level 3 measurement) based on interest rates currently available to the Company.

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

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. This guidance will be effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual reporting periods, and early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the condensed consolidated financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, this guidance is required to be adopted for annual periods beginning after December 15, 2018, including interim periods within those fiscal years. For nonpublic entities, this guidance is effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company is currently evaluating the impact that the adoption of ASU 2018-13 will have on its consolidated financial statements.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$55,043	$—	$—	$55,043
Commercial paper	—	—	—	—
Total	$55,043	$—	$—	$55,043

Marketable securities:
Corporate debt securities	$—	$8,173	$—	$8,173
Commercial paper	—	$26,899	—	26,899
Government securities	—	7,985	—	7,985
Total	$—	$43,057	$—	$43,057

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$114,592	$—	$—	$114,592
	$114,592	$—	$—	$114,592

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

During the three and six months ended June 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

4. Marketable Securities

The following table summarizes the Company’s marketable securities and cash equivalents as of June 30, 2019. The Company did not hold any marketable securities as of December 31, 2018.

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
Cash equivalents:
Money market funds	$55,043	$—	$—	$55,043
Commercial paper	—	—	—	—
Total cash equivalents	$55,043	$—	$—	$55,043

Marketable securities:
Corporate debt securities	$8,165	$8	$—	$8,173
Commercial paper	26,899	—	—	26,899
Government securities	7,982	3	—	7,985
Total marketable securities	$43,046	$11	$—	$43,057
Total cash equivalents and marketable securities	$98,089	$11	$—	$98,100

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$2,216	$2,726
Accrued external research and development expense	5,768	5,610
Accrued professional fees	289	255
Other	334	346
	$8,607	$8,937

6. Collaboration Agreement

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through December 31, 2018, the Company received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense. There was no additional funding received in the six months ended June 30, 2019.

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

On March 20, 2019, the Company entered into the Loan Agreement with Hercules as administrative and collateral agent, and various other lenders, pursuant to which the Company may borrow under a term loan up to an aggregate principal amount of $40.0 million, to be made available in four tranches. The outstanding principal balance as of June 30, 2019 is $20 million.  As of June 30, 2019, the Company had drawn down on the first of the four tranches, and its ability to draw down the remainder of the tranches is subject to certain time limitations, achievement of performance milestones and lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, the Company paid a fee of $0.3 million upon closing and is required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or a portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, the Company granted Hercules a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If the Company fails to make payments when due, or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition.

As of June 30, 2019, notes payable consisted of the following:

June 30, 2019
Principal amount of term loans	$20,000
Debt discount current portion	—
Less: Current portion	—
Long-term debt, net of current portion	20,000
Debt discount net of current portion	(432)
Long-term debt, net of discount and current portion	$19,568

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

10. Equity

Common Stock

As of June 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

Warrants to Purchase Common Stock

As of June 30, 2019, the Company had outstanding warrants to purchase common stock as follows:

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

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 2,779,544 plus the 245,557 shares of common stock remaining available for issuance under the 2008 Plan as of that date. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2008 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. In January 2019, the shares available for issuance under the 2018 Plan were increased by 1,032,125 shares pursuant to the annual increase described above. As of June 30, 2019, 1,789,413 shares remained available for future issuance under the 2018 Plan.

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

Stock Option Issuances

The following is a summary of stock option activity for the three months ended June 30, 2019,

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	3,779,403	$7.78	8.80	$110
Granted	1,269,799	9.12
Exercised	(16,288)	6.05
Forfeited	(203,182)	8.81
Outstanding as of June 30, 2019	4,829,732	$8.09	8.66	$20,279
Vested and expected to vest as of June 30, 2019	4,829,732	$8.09	8.66	$20,281
Options exercisable as of June 30, 2019	1,409,204	$6.72	7.71	$7,840

During the six months ended June 30, 2019, the Company granted options to employees, consultants and directors for the purchase of 1,269,799 shares of common stock with a weighted average exercise price of $9.12 per share and a weighted average grant-date fair value of $6.47 per share.

The Company estimated the fair value of each stock option award using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.06%	2.87%	2.44%	2.79%
Expected volatility	83.08%	80.85%	82.24%	80.75%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.68	6.06	6.02	6.05

As of June 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $19.7 million, which is expected to be recognized over a weighted average period of 2.93 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$732	$291	$1,256	$502
General and administrative expenses	1,065	396	1,854	770
Total	$1,797	$687	$3,110	$1,272

12. Leases

The Company has leases for office and laboratory space.  The Company occupies approximately 36,309 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that originally expired in June 2020 and an additional 11,237 of office space in the same facility which originally expired in February 2022. In June 2019, the Company executed an amendment to extend the term of the lease until June 30, 2023. The Company determined that these leases are operating leases.

In June 2019, the Company entered into a sublease agreement for a portion of its office space consisting of approximately 4,422 square feet.  The sub-lease commenced on June 21, 2019, (the “2019 sublease”) and expires on June 20, 2020.

We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. With the adoption of ASC 842 we recognized all leases with terms greater than 12 months in duration on our Condensed Consolidated Balance Sheets as right-of-use assets and lease liabilities as of January 1, 2019. We adopted the standard using the modified retrospective approach.

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

•	We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.

As of June 30, 2019, assets under operating lease were $12.0 million.  The elements of lease expense were as follows (in thousands):

For Six Months Ended June 30, 2019
Lease cost:
Operating lease cost	1,465
Variable lease cost (1)	206
Total Lease cost	1,671

Other information:
Operating cash flows used for operating leases	1,484
Operating lease liabilities arising from obtaining
right-of-use assets	12,392
Weighted-average remaining lease term in years	4.0
Weighted-average discount rate	10.37%

(1)	The variable lease costs for the three and six months ended June 30, 2019 include common area maintenance charges.

Future minimum lease payments under the operating lease as of June 30, 2019 are as follows (in thousands):

Year Ending December 31,
2019	1,676
2020	3,592
2021	3,880
2022	3,997
2023	2,033
$15,178
Present value adjustment	(2,786)
Present value of lease liabilities	$12,392

Rent expense for each of the three months ended June 30, 2019 and 2018 was $0.8 million and $0.6 million, respectively. Rent expense for each of the six months ended June 30, 2019 and 2018 was $1.5 million and $1.1 million, respectively.

13. Commitments and Contingencies

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of June 30, 2019, and December 31, 2018, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of June 30, 2019, and December 31, 2018, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2019 or December 31, 2018.

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

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(20,767)	$(11,941)	$(40,193)	$(24,043)
Net loss attributable to common stockholders	$(20,767)	$(11,941)	$(40,193)	$(24,043)

Denominator:
Weighted average common shares outstanding, basic and diluted	25,809,556	1,199,164	25,807,132	1,086,697

Net loss per share attributable to common stockholders, basic and diluted	$(0.80)	$(9.96)	$(1.56)	$(22.12)

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

	June 30,
	2019	2018
Convertible preferred shares (as converted to common stock)	—	20,501,927
Warrants for the purchase of convertible preferred stock (as converted to common stock)	—	34,062
Warrants for the purchase of common stock	95,930	112,900
Options to purchase common stock	4,829,732	2,612,890
	4,925,662	23,261,779

15. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.1 million for each of the three months ended June 30, 2019 and 2018, respectively. The Company made matching contributions of $0.2 million for the six months ended June 30, 2019 and 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the twelve months period ending December 31, 2018, filed with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the Risk Factors section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules impacting these targets to selectively modulate gene expression in tumor and immune cells and drive anti-tumor activity. This platform reflects our deep understanding of the biology of regulation of gene expression by epigenetic regulatory proteins, or epigenetic regulators, the development of small-molecule product candidates that selectively modulate their activity and the design of clinical development programs supported by novel biomarker strategies. We are able to target a broad variety of epigenetic regulators using our platform and have generated development candidates acting against distinct classes of those regulators. Our vision is to become a late-stage oncology development company, with a broad pipeline of development and discovery programs.

BET Inhibitor

CPI-0610, one of our two lead product candidates, is a small molecule designed to promote anti-tumor activity by specifically inhibiting the function of extra terminal domain, or BET, proteins, which normally enhance target gene expression. We are currently conducting MANIFEST, a Phase 2 clinical trial of CPI-0610 as a monotherapy and in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) in patients with myelofibrosis, or MF, a progressive hematological cancer. We are enrolling MF patients that are resistant, intolerant or have had a sub-optimal response to ruxolitinib, a second-line setting, as well as patients that are ruxolitinib naïve, a first-line setting. In the second-line setting (patients who have already been treated with ruxolitinib), we are stratifying patients for dependence on red-blood-cell, or RBC, transfusions. In transfusion-dependent patients, we aim to measure conversion to transfusion independence in addition to spleen volume reduction and symptom improvement. In non-transfusion-dependent patients, we aim to measure spleen volume reduction and symptom improvement, among other relevant parameters. We are also testing CPI-0610 in combination with ruxolitinib in a first-line setting (JAK inhibitor-naïve patients) with the aim of measuring spleen volume reduction and symptom improvement, among other relevant parameters.

We believe that interim data from MANIFEST as of April 17, 2019 suggest that CPI-0610 has the potential to offer meaningful benefits beyond the current standard of care in MF and may have disease-modifying effects. We have observed preliminary evidence of activity of CPI-0610 as a monotherapy and in combination with ruxolitinib across a range of parameters in MF. In addition to showing improvements in spleen volume and constitutional symptoms seen with current therapy, the interim data also suggested improvements in anemia, bone marrow fibrosis, and transfusion dependence.

As of April 17, 2019, we had enrolled 44 patients across three arms of the trial. We are continuing to enroll patients in this trial, at our approximately 20 clinical trial sites in the United States, Canada and Europe. We expect to provide an additional data update in the second half of 2019. Assuming that the clinical data are sufficiently positive and after consultation with the U.S. Food and Drug Administration, or the FDA, regarding acceptable endpoints and clinical trial design, we would expect to initiate a pivotal clinical trial of CPI-0610 in MF.

As of April 17, 2019, of the 44 patients enrolled in the trial, twelve patients had received 24-week assessments and 16 patients had received 12-week assessments. Below is a summary of results from the interim update across primary and secondary endpoints from the trial as of April 17, 2019:

•

14 out of 16 patients in the second-line treatment arms that were evaluable for spleen volume reduction experienced spleen volume reductions from baseline, measured by CT scan or MRI. In order for a patient to be evaluable for a spleen response, such patient must have at least one post-baseline scan or MRI. The median best on-study spleen volume change in these 16 patients was -19.2%.

•

All 11 patients evaluable for total symptom scores improvement, as measured by the Myelofibrosis Symptom Assessment form, version 4.0, or MFSAF, achieved total symptom score improvements. The MFSAF is a patient-reported outcome that asks patients to rate the severity of their MF symptoms, consisting of fatigue, night sweats, pruritus, abdominal discomfort, pain, early satiety and bone pain, at its worst during the past 24 hours on a scale of zero (absent) to ten (worst imaginable).

•

Of the 16 patients evaluable for symptom improvement using the Patient Global Impression of Change, or PGIC, instrument, 15 experienced symptom improvement. PGIC is an assessment of patients’ perceptions of change in their myelofibrosis symptoms over time. The PGIC has been widely used to evaluate a patient’s overall sense of whether a treatment has been beneficial. Five additional patients were evaluable for PGIC (vs. MFSAF), as a baseline assessment, but were not required to obtain a PGIC score. As shown below, ten of the 16 patients reported to be either “Much Improved” or “Very Much Improved.”

•

There were three patients who were transfusion dependent at baseline who had been on treatment for at least 24 weeks. Two of these patients achieved transfusion independence for at least 24 weeks. Each of these two patients also experienced improvements in hemoglobin and platelets during the period of transfusion independence.

•

Six out of 10 patients evaluable for evidence of morphological change in bone marrow fibrosis experienced improvement of at least one point in a scale of 0-3 as of April 17, 2019. Quantification of bone marrow cellularity was scored to one of four grade categories (0, 1, 2, 3) based on review by a pathologist. Patients must have had a baseline as well as at least one post-baseline assessment to be eligible for bone marrow evaluation. In addition, five patients showed improvements in bone marrow fibrosis, including one with a two-point improvement, and one additional patient showed improvement as measured by reticulin staining.

As of April 17, 2019, CPI-0610, both as monotherapy and in combination with ruxolitinib, was generally well tolerated. A total of five patients discontinued treatment with CPI-0160. Three patients discontinued treatment due to a serious adverse event: one patient discontinued due to Grade 3 squamous cell carcinoma that was assessed as unrelated to CPI-0610 and related to ruxolitinib; one patient discontinued due to Grade 4 depression, which was assessed as not related to either CPI-0610 or ruxolitinib; and one patient discontinued due to Grade 5 (death) acute kidney injury, which was assessed as unlikely related to CPI-0610 and unlikely related to ruxolitinib. The acute kidney injury event was likely related to the concomitant use of other medications and possibly due to progression of disease.

The most commonly reported side effects, which occurred in more than 10% of patients, were diarrhea, vomiting, upper respiratory tract infection, headache, epistaxis, fatigue, dysgeusia, cough and pruritis. In the second-line combination arm, Grade 3 or greater treatment-emergent adverse events, or TEAEs, included thrombocytopenia, anemia and decreased platelet counts, each of which was reported in two patients. Additional Grade 3 TEAEs in the combination arm included neutropenia, increase in blood creatine, diarrhea, vomiting, nausea, dehydration, hyponatremia, acute kidney injury, proteinuria, fatigue, depression and pneumonia, each of which occurred in one patient. In advanced myelofibrosis, thrombocytopenia is a concern for BET inhibitors. In MANIFEST, as of April 17, 2019, CPI-0610 monotherapy has demonstrated non-cumulative and manageable thrombocytopenia, with no Grade 3 thrombocytopenia reported. The combination of CPI-0610 and ruxolitinib has shown a non-cumulative, manageable and mostly reversible asymptomatic thrombocytopenia.

We have begun planning for potential pivotal trials with CPI-0610, and we anticipate providing a further update from ruxolitinib-resistant and first-line patients in the fourth quarter 2019.

EZH2 Franchise

CPI-1205, our other lead product candidate, is a small molecule designed to promote anti-tumor activity by specifically inhibiting enhancer of zeste homolog 2, or EZH2, an enzyme that suppresses target gene expression. Based on insights from our platform and the advancing body of scientific literature supporting the role of EZH2 in certain tumor types, including prostate cancer, we prioritized clinical development of CPI-1205 as a combination therapy for metastatic castration-resistant prostate cancer, or mCRPC. We are currently conducting the Phase 2 portion of an open-label Phase 1b/2 clinical trial of CPI-1205 for the treatment of mCRPC in combination with the androgen receptor signaling inhibitors enzalutamide (marketed as Xtandi®) or abiraterone acetate (marketed as Zytiga®), a clinical trial that we refer to as the ProSTAR trial. Abiraterone acetate is dosed with prednisone, which is the current clinical practice.

We presented data from the Phase 1b portion of ProSTAR at the American Association for Cancer Research meeting in April 2019. The Phase 1b portion of ProSTAR enrolled 36 patients: 20 in the CPI-1205 + abiraterone arm and 16 in the CPI-1205 + enzalutamide arm. Each arm studied two different dose regimens of CPI-1205 as part of the combination: 800 mg three times daily or 400 mg twice daily + cobicistat. The purpose of the use of cobicistat is to block CYP3A4, which we evaluated as a co-medication to increase exposure of CPI-1205.

The Phase 1b portion of this trial was designed to establish the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and a recommended Phase 2 dose of CPI-1205 with these agents. As of February 6, 2019, we observed evidence of clinical activity in both arms and in each of the parameters measured—prostate-specific antigen (PSA) reductions, circulating tumor cell reductions, and objective responses by response evaluation criteria in solid tumors (RECIST). Clinical activity was observed in both the enzalutamide and abiraterone arms, including best PSA reductions of 50% or more and an objective response by RECIST 1.1 criteria.

All best PSA responses seen in the trial, as of February 6, 2019, were 80% or more, which is greater than the pre-defined secondary endpoint of the trial, which is a 50% reduction. All PSA responses were found in AR-V7-negative patients. Two out of 18 total patients, and two out of 10 AR-V7-negative patients, in the abiraterone arm achieved a best PSA reduction of more than 80%. Three out of 16 total patients, and three out of 11 AR-V7-negative patients, in the enzalutamide arm achieved a best PSA reduction of more than 80%.  Patients being treated with abiraterone after enzalutamide or with enzalutamide after abiraterone historically have been shown to achieve poor PSA responses and rapid time to disease progression. Several patients in ProSTAR achieved disease control that exceeded or was approaching six months at the data cutoff while continuing therapy.  Duration of effect is important in this context, as radiographic progression-free survival (rPFS) is likely to be the primary endpoint to be used in any potential Phase 3 clinical trial of CPI-1205 in mCRPC.

CPI-1205 was generally well tolerated in combination with enzalutamide or abiraterone. The most common treatment-related adverse events were fatigue, diarrhea, and nausea, which were observed in more than 20% of the patients and were usually mild to moderate in severity and manageable with supportive care. In combination with enzalutamide, treatment-related adverse events Grade 3 or higher included fatigue, nausea, and increased ALT, a liver enzyme, (n=1; 6.3%, respectively). In combination with abiraterone, treatment-related adverse events Grade 3 or higher included fatigue and increased ALT (n=1; 5%, respectively).

In the Phase 2 portion of ProSTAR, we are enrolling patients in three different contexts: (1) CPI-1205 + enzalutamide in heavily pre-treated patients who have progressed after treatment with each of enzalutamide, abiraterone, and chemotherapy, (2) CPI-1205 + enzalutamide in second-line mCRPC, randomized against enzalutamide alone, and (3) CPI-1205 + abiraterone in second-line mCRPC. We plan to provide an update for ProSTAR in the fourth quarter of 2019 and to provide additional data in early 2020.

We believe that CPI-0209, our second-generation and potentially best-in-class EZH2 inhibitor, may enable us to address additional patient populations beyond those that we are targeting with CPI-1205 or that have been targeted by other EZH2 inhibitors. Based on this belief, we designed CPI-0209 to achieve comprehensive coverage of EZH2. We have seen evidence of preclinical activity of CPI-0209 both as a single agent and in combination with other agents. We believe that CPI-0209 may have broad application in large patient populations across several solid tumors. In June 2019, we submitted an investigational new drug application, or IND, to advance CPI-0209 into clinical trials for the treatment of solid tumors and the IND has been accepted by the FDA.  We are preparing to initiate a Phase 1 trial of CPI-0209 in a range of solid tumors.

The Company anticipates achieving the following milestones during the second half of 2019:

•	provide a data update from the MANIFEST study for approximately 40 ruxolitinib-resistant patients, including transfusion-independence conversion data from about 16 patients;
•	present the first data from the MANIFEST study in first-line disease in 10-15 JAK-inhibitor-naïve patients;
•	dose the first patients in a Phase 1 clinical trial of CPI-0209; and
•	provide an update from the ProSTAR study across various patient contexts.

Financial Overview

As of June 30, 2019, we have funded our operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our initial public offering, or IPO, completed in July 2018. On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which we have borrowed $20 million and may borrow up to an additional $20 million subject to certain limitations. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the three and six months ended June 30, 2019, we reported a net loss of $20.8 million and $40.2 million, respectively. As of June 30, 2019, we had an accumulated deficit of $274.0 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•

continue our Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib in patients with myelofibrosis, which we refer to as the MANIFEST trial, and our Phase 1b/2 clinical trial of CPI-1205 for the treatment of metastatic castration-resistant prostate cancer in combination with either enzalutamide or abiraterone acetate, which we refer to as the ProSTAR trial;

•	initiate a Phase 1 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;
•	advance our clinical-stage product candidates from mid-stage trials into later-stage trials;
•	continue research and development related to our other product candidates;

•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
•

scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support the clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

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

As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings; debt financings; collaborations; strategic alliances; and marketing, distribution or licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on favorable terms, or at all. If we fail to raise capital or enter into such agreements as needed, we may have to significantly delay, scale back or discontinue the development and commercialization of one or more of our product candidates.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and may be forced to reduce or terminate our operations.

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $98.1 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operating expenses and capital expenditure requirements until late third quarter of 2020. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “– Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. No funding was received from LLS during the six months ended June 30, 2019. During the six months ended June 30, 2018, funding by LLS of research and development expenses of $0.2 million, was recorded as a reduction of our research and development expenses.

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

Interest Expense

For the three and six months ended June 30, 2019, interest expense consists of interest expense on outstanding borrowings under the Hercules Loan Agreement, as well as amortization of debt discount and debt issuance costs.

For the three and six months ended June 30, 2018, interest expense consists of interest expense on outstanding borrowings under our April 2016 loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or the 2016 Loan Agreement, as well as amortization of debt discount and debt issuance costs. Interest expense also consists of the change in the fair value of our preferred stock warrants. In connection with the 2016 Loan Agreement, we issued warrants to purchase Series B preferred stock. We classified these warrants as a liability on our balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as interest expense in our statements of operations and comprehensive loss.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	15,955	9,536	6,419
General and administrative	4,886	2,486	2,400
Total operating expenses	20,841	12,022	8,819
Loss from operations	(20,841)	(12,022)	(8,819)
Other income (expense):
Interest income	652	268	384
Interest expense	(578)	(187)	(391)
Total other income (expense), net	74	81	(7)
Net loss	$(20,767)	$(11,941)	$(8,826)

Research and Development Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$5,123	$2,340	$2,783
CPI-0610	3,145	802	2,343
CPI-0209	580	679	(99)
Preclinical pipeline	827	572	255
Unallocated expenses:
Personnel related (including stock-based compensation)	4,249	3,139	1,110
Laboratory supplies and consumables	529	628	(99)
Facility related and other	1,502	1,376	126
Total research and development expenses	$15,955	$9,536	$6,419

Research and development expenses were $16.0 million for the three months ended June 30, 2019 compared to $9.5 million for the three months ended June 30, 2018. The increase in costs related to our CPI-1205 program was primarily due to increased enrollment in our ProStar trial in the second quarter of 2019 as well as the timing of CMC campaigns. The increase in costs related to our CPI-0610 program was primarily due to increased enrollment in our MANIFEST trial in the second quarter of 2019. The increase in preclinical pipeline expenses was primarily due to the stage of development of our current pipeline candidates.

The increase in personnel related costs was primarily due to an increase in stock-based compensation expense and overall compensation in our research and development function. Personnel-related costs for the three months ended June 30, 2019 and 2018 included stock-based compensation expense of $0.7 million and $0.3 million, respectively.

General and Administrative Expenses

	Three Months Ended June 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,762	$1,265	$1,497
Professional and consultant fees	1,157	726	431
Facility related and other	967	495	472
Total general and administrative expenses	$4,886	$2,486	$2,400

General and administrative expenses for the three months ended June 30, 2019 were $4.9 million, compared to $2.5 million for the three months ended June 30, 2018. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel-related costs for the three months ended June 30, 2019 and 2018, included stock-based compensation expense of $1.1 million and $0.4 million, respectively. Facility related and other costs increased by $0.5 million primarily due to the new facility leases, franchise taxes, insurance expense and ongoing business activities, partially due to increased costs to operate as a public company.

Other Income (Expense)

Interest Income

Interest income increased to $0.7 million for the three months ended June 30, 2019, primarily due to interest income associated with our marketable securities. Interest income was $0.3 million for the three months ended June 30, 2018, primarily from our interest bearing cash and cash equivalent accounts.

Interest Expense

Interest expense was $0.6 million for the three months ended June 30, 2019 and consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement. Interest expense was $0.2 million for the three months ended June 30, 2018 and consisted primarily of cash and non-cash interest related to the 2016 Loan Agreement, which was paid off in July 2018.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	31,632	19,410	12,222
General and administrative	9,315	4,789	4,526
Total operating expenses	40,947	24,199	16,748
Loss from operations	(40,947)	(24,199)	(16,748)
Other income (expense):
Interest income	1,407	377	1,030
Interest expense	(653)	(221)	(432)
Total other income (expense), net	754	156	598
Net loss	$(40,193)	$(24,043)	$(16,150)

Research and Development Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$10,281	$5,232	$5,049
CPI-0610	5,623	1,628	3,995
CPI-0209	1,696	1,314	382
Preclinical pipeline	1,648	1,079	569
Unallocated expenses:
Personnel related (including stock-based compensation)	8,462	6,283	2,179
Laboratory supplies and consumables	993	1,298	(305)
Facility related and other	2,929	2,576	353
Total research and development expenses	$31,632	$19,410	$12,222

Research and development expenses were $31.6 million for the six months ended June 30, 2019 compared to $19.4 million for the six months ended June 30, 2018. The increase in costs related to our CPI-1205 program was primarily due to increased enrollment in our ProStar trial in the six months ended June 30, 2019 as well as the timing of CMC campaigns. The increase in costs related to our CPI-0610 program was primarily due to increased enrollment in our MANIFEST trial in the six months ended June 30, 2019. The increase in costs related to our second-generation EZH2 inhibitor CPI-0209 program in the six months ended June 30, 2019 was primarily due to continuation of process chemistry, IND-enabling study expenses and the start-up expenses related to our anticipated Phase 1 clinical study. The increase in preclinical pipeline expenses was primarily due to the stage of development of our current pipeline candidates.

The increase in personnel related costs was primarily due to an increase in stock-based compensation expense and overall compensation in our research and development function. Personnel-related costs for the six months ended June 30, 2019 and 2018 included stock-based compensation expense of $1.3 million and $0.5 million, respectively. The decrease in laboratory supplies and consumables was primarily a decrease in reagent spend due to timing of projects.

General and Administrative Expenses

	Six Months Ended June 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$5,257	$2,475	$2,782
Professional and consultant fees	2,154	1,336	818
Facility related and other	1,904	978	926
Total general and administrative expenses	$9,315	$4,789	$4,526

General and administrative expenses for the six months ended June 30, 2019 were $9.3 million, compared to $4.8 million for the six months ended June 30, 2018. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel-related costs for the six months ended June 30, 2019 and 2018, included stock-based compensation expense of $1.9 million and $0.8 million, respectively. The increase in professional and consulting fees is primarily due to increase in marketing, PR and accounting fees.  Facility related and other costs increased by $0.9 million primarily due to the new facility leases, franchise taxes, insurance expense and ongoing business activities, partially due to increased costs to operate as a public company.

Other Income (Expense)

Interest Income

Interest income increased to $1.4 million for the six months ended June 30, 2019, primarily due to interest income associated with our marketable securities. Interest income was $0.4 million for the six months ended June 30, 2018, primarily from our interest-bearing cash and cash equivalent accounts.

Interest Expense

Interest expense was $0.7 million for the six months ended June 30, 2019 and consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement. Interest expense was $0.2 million for the six months ended June 30, 2018 and consisted primarily of cash and non-cash interest related to the 2016 Loan Agreement, which was paid off in July 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As of June 30, 2019, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements, borrowings under loan agreements, and proceeds from the IPO completed in July 2018. On March 20, 2019, the Company entered into a Loan and Security Agreement (the Loan Agreement) to provide up to $40.0 million in funding, to be made available in four tranches. As of June 30, 2019, we had drawn down on the first of the four tranches and in connection with the draw down received net proceeds of $19.5 million. As of June 30, 2019, we had cash, cash equivalents and marketable securities of $98.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(36,180)	$(22,449)
Cash used in investing activities	(42,992)	(42)
Cash provided by financing activities	19,623	94,627
Net increase (decrease) in cash, cash equivalents and restricted cash	$(59,549)	$72,136

Operating Activities

During the six months ended June 30, 2019, net cash used in operating activities was $36.2 million, primarily resulting from our net loss of $40.2 million, partially offset by changes in our operating assets and liabilities of $0.9 million and net non-cash expense of $3.1 million. Changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $0.8 million increase in accounts payable, and $0.2 million increase in prepaid expense and other current assets, partially offset by $0.1 million decrease in accrued expenses and other current liabilities.

During the six months ended June 30, 2018, net cash used in operating activities was $22.4 million, primarily resulting from our net loss of $24.0 million and changes in our operating assets and liabilities of $0.1 million, partially offset by net non-cash expense of $1.7 million. Changes in our operating assets and liabilities for the six months ended June 30, 2018 consisted primarily of a $0.7 million decrease in prepaid expenses and other current assets and $0.5 million decrease in accounts payable, partially offset by a $1.1 million increase in accrued expenses and other current liabilities.

Investing Activities

During the six months ended June 30, 2019 net cash used in investing activities was $43.0 million, due to cash investment in marketable securities. During the six months ended June 30, 2018, net cash used in investing activities was less than $0.1 million, due to purchases of property and equipment, related equipment and software purchases as we expanded our discovery activities.

Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $19.6 million, consisting primarily of net proceeds from the issuance of notes payable related to the Loan Agreement with Hercules.

During the six months ended June 30, 2018, net cash provided by financing activities was $94.6 million, consisting primarily of net proceeds from the issuance of our Series F preferred stock of $99.6 million, partially offset by payments of $3.5 million on long-term debt under the 2016 Loan Agreement and $1.9 million of payments of IPO costs.

Loan and Security Agreement

We previously had outstanding amounts due under a 2016 Loan Agreement of $11.8 million. Borrowings under the 2016 Loan Agreement bore interest at an annual rate of 7.6% and were repaid in full on July 3, 2018. In addition, a final payment equal to 5% of the original principal amount was paid upon the final principal payment.

On March 20, 2019, we entered into the Loan Agreement with Hercules, pursuant to which we may borrow up to an aggregate principal amount of $40.0 million, to be paid in four tranches, under a term loan facility. As of June 30, 2019, we had drawn down on the first of the four tranches, and our ability to draw down the remainder of the tranches is subject to certain time limitations, achievement of performance milestones and lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of 6.35% of the aggregate advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or any portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, we granted Hercules a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If we fail to make payments when due, breach any operational covenant, or have any event of default, this could have a material adverse effect on our business and financial condition.

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

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $98.1 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements until late third quarter of 2020. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitment (1)	$15,178	$3,360	$11,818	$—	$—
Debt obligations (2)	26,660	1,648	11,886	13,126	—
Total	$41,838	$5,008	$23,704	$13,126	$—

(1)	Amounts in table reflects payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that expires in June 2023.
(2)	Amounts in table reflect the contractually required principal, interest and the final payment due under the Hercules Loan Agreement as of June 30, 2019.

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

The LLS Agreement requires us to make certain milestone payments to LLS, that could total up to $25.0 million in aggregate, upon our receipt of payments associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of June 30, 2019, we were unable to estimate the timing or likelihood of achieving these milestones.

We have also entered into license agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of June 30, 2019, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019, we had cash, cash equivalents and marketable securities of $98.1 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $20.8 million and $40.2 million for the three and six months ended June 30, 2019, respectively, and $59.9 million for the year ended December 31, 2018. As of June 30, 2019, we had an accumulated deficit of $274.0 million. To date, we have financed our operations primarily through our initial public offering, sales of our preferred stock, payments received in connection with collaboration and research agreements and borrowings under loan agreements. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	continue our Phase 1b/2 clinical trial of CPI-1205, which we refer to as the ProSTAR trial, and our Phase 2 clinical trial of CPI-0610, which we refer to as MANIFEST;
•	prepare for a Phase 1 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;
•	advance our clinical-stage product candidates into later stage trials;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 1b/2 clinical trial of CPI-1205 and our Phase 2 clinical trial of CPI-0610 and initiate a Phase 1 clinical trial of CPI-0209; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing Phase 1b/2 clinical trial of CPI-1205 and Phase 2 clinical trial of CPI-0610;
•

the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for our other product candidates, including initiating our Phase 1 clinical trial of CPI-0209;

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

As of June 30, 2019, we had cash, cash equivalents and marketable securities of approximately $98.1 million. We expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019, will enable us to fund our planned operating expenses and capital expenditure requirements until late third quarter of 2020. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.

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

Our limited operating history may make it difficult for our stockholders to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. All but two of our product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

If we fail to comply with the covenants or payment obligations under our debt instrument, this could result in an event of default , which could materially and adversely affect our business and our financial condition.

On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with various lenders and Hercules Capital, Inc. pursuant to which we have borrowed $20.0 million to date and $20.0 million remains available to us, subject to certain time limitations, achievement of performance milestones and lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023, or the Maturity Date. In addition, we are required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or such portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date. In connection with the Loan Agreement, we granted Hercules Capital, Inc. a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants. If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of June 30, 2019, we had $20.0 million of borrowings outstanding under the Loan Agreement with Hercules Capital, Inc. $20.0  million remains available for borrowing under the Loan Agreement, subject to certain conditions. We could in the future incur additional indebtedness under the Hercules Loan Agreement or via future loan agreements.

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

In addition, adverse developments in preclinical studies or clinical trials conducted by others of epigenetic product candidates or adverse events in patients treated with epigenetic products may cause the FDA or other regulatory agencies to require modifications to clinical trials of epigenetic product candidates, revise the requirements for approval of epigenetic product candidates or limit the use of epigenetic products, any of which could materially harm our business. Moreover, there have been significant adverse side effects in clinical trials of epigenetic product candidates of our competitors. For example, one such competitor recently reported that a pediatric patient in its Phase 1 clinical trial of an EZH2 inhibitor had developed a secondary lymphoma following treatment. This same company previously reported that in the course of the preclinical safety studies of its EZH2 inhibitor it had observed the development of lymphoma in rats. We have no preclinical or clinical data from our studies to date to suggest that patients are likely to experience similar side effects with our product candidates that inhibit EZH2. However, due to concerns regarding hematological malignancies, the FDA previously inquired about our plans for typical long-term toxicology studies of CPI-1205, which studies are currently ongoing, and required that we include the development of a rare leukemia as a potential risk in the informed consent for our CPI-1205 and CPI-0209 trials. The FDA required us to update the investigator’s brochure and informed consent for our trials of CPI-1205 and the investigator’s brochure and the study protocol for CPI-0209 to include the risk of the development of T-cell lymphoma. The FDA provided guidance regarding our planned long-term toxicology study in rats, including that it should be designed to enhance the probability of detecting whether the development of lymphoma is associated with exposure to these product candidates. Further, adverse events in our or our competitors’ preclinical studies and/or clinical trials of epigenetic product candidates, even if not ultimately attributable to the product candidate under exploration, and the resulting negative publicity, could result in increased governmental regulation, unfavorable public perception, inadequate acceptance in the medical community, potential regulatory delays in the testing or approval of our product candidates and any additional product candidates that we may identify and develop, stricter labeling requirements for those product candidates that are approved, and a decrease in demand for any such product candidates.

Any of these factors may prevent us from completing our preclinical studies, completing any clinical trials that we may initiate or commercializing any product candidates we may develop, on a timely or profitable basis, if at all.

We are early in our development efforts. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts.  We only have two product candidates in clinical trials that we are developing, CPI-1205 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, and CPI-0610 for the treatment of myelofibrosis, or MF. We plan to initiate clinical trials on our second generation EZH2 inhibitor CPI-0209 product candidate. All of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in our integrated epigenetics platform to discover and develop new drugs that selectively modulate gene expression that may lead to the killing or reprogramming of cancer cells or result in anti-tumor immune activity. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We have product candidates in clinical development and preclinical development. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

•	we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful;
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

We may use new or novel endpoints or methodologies and the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results. Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials. Even if the FDA does find our clinical trial success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in any pivotal or other clinical trials we may conduct for our product candidates. Further, even if we do achieve the pre-specified criteria, our trials may produce results that are unpredictable or inconsistent with the results of the more traditional efficacy endpoints in the trial. The FDA also could give overriding weight to other efficacy endpoints over a primary endpoint, even if we achieve statistically significant results on that primary endpoint, if we do not do so on our secondary efficacy endpoints. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of approval. Other regulatory authorities in Europe and other countries may make similar findings with respect to these endpoints.

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

We are pursuing the development of our product candidates in combination with other approved therapeutics. We are currently conducting (i) a Phase 1b/2 clinical trial of CPI-1205 for the treatment of mCRPC in combination with enzalutamide, which is marketed by Pfizer Inc. and Astellas Pharma Inc. and is currently approved to treat mCRPC, or abiraterone acetate, which is marketed by Janssen and is currently approved for use in combination with prednisone for the treatment of patients with mCRPC, and (ii) a Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib, which is marketed by Incyte, Inc. and is currently approved to treat intermediate or high-risk MF. We may commence additional clinical trials of our product candidates in combination with other approved therapeutics, including, if our Phase 1b/2 trial is successful, a pivotal clinical trial of CPI-1205 in combination with either enzalutamide or abiraterone acetate for the treatment of mCRPC. We may also seek to develop our product candidates in combination with other therapeutics in the future.

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

We currently conduct clinical trials for product candidates at sites outside the United States, and the FDA may not accept data from trials conducted in such locations.

We currently conduct clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many large pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapies that work by targeting epigenetic mechanisms, including through EZH2 and BET inhibition, such as AbbVie Inc., BMS, CellCentric Ltd., Celgene Corporation, Daiichi Sankyo Company, Eli Lilly & Company, Epizyme, Inc., GlaxoSmithKline plc, Incyte, Inc., Novartis AG, Pfizer Inc. and Zenith Epigenetics Ltd.

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

If our contracted manufacturing facilities experience production issues for any reason, and/or we experience import/export issues for any reason, we may be unable to manufacture or supply clinical supplies or commercial quantities of our product candidates for a substantial amount of time, which could have a material adverse effect on our business.

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

Some of our manufacturing activities take place outside of the United States.  In addition, some of our clinical trials are conducted outside of the United States.  Changes in import/export regulations or practices could impact our ability to critical materials, drug substance, or product candidates across international borders.  Such challenges could have a material adverse effect on our business.

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

Moreover, we or our licensors may be subject to a third-party reissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us. If the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Furthermore, such proceedings also may result in substantial cost and require significant time from our management and employees, even if the eventual outcome is favorable to us.

In January 2018, after completing an internal review of our patent portfolio, we submitted a request to the USPTO to reissue one of our U.S. patents covering CPI-1205 in order to correct one structure in the claims. Corresponding requests have been filed for the corresponding Chinese, Eurasian and Colombian patents, all of which have been reissued with the corrected structure. The United States reissue application claiming the corrected structure was granted as RE47428.

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

With enactment of the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump administration has represented to the US Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling. To that end, on May 1, 2019, the Justice Department filed a brief asking the Court to strike down the entirety of the ACA. Thereafter, on July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. In those arguments, the Trump administration argued in support of upholding the lower court decision. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

As of July 31, 2019, our executive officers, directors and affiliated stockholders, in the aggregate, owned shares representing approximately 44.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from July 18, 2018 to July 31, 2019, the closing price of our common stock ranged from a high of $13.64 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

As a public company, we incur, and after we are no longer an emerging growth company we will further incur, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us.

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

We had not used any of the net proceeds from the IPO as of June 30, 2019 as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts and marketable securities.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1*	Fifth Amendment to Lease, dated as of June 17, 2019, between the Registrant and ARE-MA Region No. 38, LLC

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION PHARMACEUTICALS, INC.

Date: August 7, 2019	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Emma Reeve
Emma Reeve
Chief Financial Officer
(Principal Financial and Accounting Officer)