Form 10-Q
period 2019-09-30
CONSTELLATION PHARMACEUTICALS INC
filed 2019-11-06
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 33,535,749 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•

our ongoing clinical trials, including our Phase 1b/2 clinical trial of CPI-1205 for the treatment of metastatic castration-resistant prostate cancer in combination with either enzalutamide or abiraterone acetate, which we refer to as ProSTAR; our Phase 1/2 clinical trial of CPI-0209 and our Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib in patients with myelofibrosis, which we refer to as MANIFEST;

•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize CPI-0610, CPI-1205, CPI-0209 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for CPI-0610, CPI-1205, CPI-0209 and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
•	the potential advantages of our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and;
•	our expectations regarding the time during which we will be an emerging growth company and a smaller reporting company under the Jumpstart Our Business Startups Act of 2012.

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

Constellation Pharmaceuticals, Inc.

Table of Contents

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)	4
	Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited) For the Three and Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Preferred Stock and Stockholders’ Equity (Deficit) (Unaudited) For the Three and Nine Months Ended September 30, 2019 and 2018	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2019 and 2018	8
	Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 6.	Exhibits	74

Signatures		75

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$78,977	$114,592
Marketable securities	10,089	—
Prepaid expenses and other current assets	3,144	2,711
Total current assets	92,210	117,303
Property and equipment, net	1,149	1,210
Deferred offering costs	61	—
Restricted cash	425	425
Operating lease, right-of-use assets	11,372	—
Total assets	$105,217	$118,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,983	$5,723
Accrued expenses and other current liabilities	10,389	8,937
Current portion of lease liabilities - operating lease	2,382	—
Total current liabilities	17,754	14,660
Long-term debt, net of current portion and discount	29,603	—
Operating lease liabilities, net of current portion	9,481	—
Deferred rent, net of current portion	—	118
Other long-term liabilities	227	2
Total liabilities	57,065	14,780
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 25,866,632 and 25,803,475 shares issued at September 30, 2019 and December 31, 2018, respectively; 25,866,547 and 25,803,135 shares outstanding at September 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	343,327	337,992
Accumulated other comprehensive gain	1	—
Accumulated deficit	(295,179)	(233,837)
Total stockholders' equity	48,152	104,158
Total liabilities and stockholders' equity	$105,217	$118,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$—	$—	$—	$—
Operating expenses:
Research and development	16,241	12,733	47,873	32,143
General and administrative	4,810	3,680	14,125	8,469
Total operating expenses	21,051	16,413	61,998	40,612
Loss from operations	(21,051)	(16,413)	(61,998)	(40,612)
Other income (expense):
Interest income	507	482	1,914	859
Interest expense	(605)	(7)	(1,258)	(228)
Total other income (expense), net	(98)	475	656	631
Net loss attributable to common stockholders	$(21,149)	$(15,938)	$(61,342)	$(39,981)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(10)	—	1	—
Total other comprehensive gain (loss):	$(10)	$—	$1	$—
Comprehensive loss	$(21,159)	$(15,938)	$(61,341)	$(39,981)

Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.81)	$(2.38)	$(5.45)
Weighted average common shares outstanding, basic and diluted	25,829,105	19,619,239	25,814,593	7,332,052

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

(Unaudited)

						Accumulated
	Convertible Preferred Stock				Additional	Other		Total
	(Series A, B, D, E, E-1 and F)		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2018	—	$—	25,803,135	$3	$337,992	$—	$(233,837)	$104,158
Stock-based compensation expense	—	—	—	—	1,313	—	—	1,313
Vesting of common stock issued upon early exercise of unvested options	—	—	85	—	—	—	—	—
Stock option exercises	—	—	3,754	—	21		—	21
Unrealized gain on marketable securities	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(19,426)	(19,426)
Balances at March 31, 2019 (unaudited)	—	$—	25,806,974	$3	$339,326	$9	$(253,263)	$86,075
Stock-based compensation expense	—	—	—	—	1,797	—	—	1,797
Vesting of common stock issued upon early exercise of unvested options	—	—	85	—	—	—	—	—
Stock option exercises	—	—	12,364	—	77	—	—	77
Unrealized gain on marketable securities	—	—	—	—	—	2	—	2
Net loss	—	—	—	—	—	—	(20,767)	(20,767)
Balances at June 30, 2019 (unaudited)	—	$—	25,819,423	$3	$341,200	$11	$(274,030)	$67,184
Issuance of common stock from the Jefferies sales agreement (net of issuance costs, $0.2 million)	—	—	39,506	—	145	—	—	145
Stock-based compensation expense	—	—	—	—	1,948	—	—	1,948
Vesting of common stock issued upon early exercise of unvested options	—	—	85	—	—	—	—	—
Stock option exercises	—	—	7,533	—	34	—	—	34
Unrealized gain on marketable securities	—	—	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	—	—	(21,149)	(21,149)
Balances at September 30, 2019 (unaudited)	—	$—	25,866,547	$3	$343,327	$1	$(295,179)	$48,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

(In thousands, except share and per share amounts)

(Unaudited)

						Accumulated
	Convertible Preferred Stock				Additional	Other		Total
	(Series A, B, D, E, E-1 and F)		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	Equity (Deficit)
Balances at December 31, 2017	118,867,177	$173,228	962,898	$—	$8,079	$—	$(173,912)	$(165,833)
Issuance of Series F convertible preferred stock, net of issuance costs of $132	68,500,000	68,368	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	585	—	—	585
Vesting of common stock issued upon early exercise of unvested options	—	—	408	—	3	—	—	3
Repayment of promissory notes issued upon early exercise of unvested options	—	—	229,357	—	290	—	—	290
Net loss	—	—	—	—	—	—	(12,102)	(12,102)
Balances at March 31, 2018 (unaudited)	187,367,177	$241,596	1,192,663	$—	$8,957	$—	$(186,014)	$(177,057)
Issuance of Series F convertible preferred stock, net of issuance costs of $12	31,250,000	31,238	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	687	—	—	687
Vesting of common stock issued upon early exercise of unvested options	—	—	86	—	—	—	—	—
Stock option exercises	—	—	22,088	—	96	—	—	96
Net loss	—	—	—	—	—	—	(11,941)	(11,941)
Balances at June 30, 2018 (unaudited)	218,617,177	$272,834	1,214,837	$—	$9,740	$—	$(197,955)	$(188,215)
Conversion of convertible preferred stock into common stock upon closing of the initial public offering	(218,617,177)	(272,834)	20,501,927	2	272,832	—	—	272,834
Conversion of preferred stock warrants to common stock warrants upon closing of initial public offering	—	—	—	—	364	—	—	364
Issuance of common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	4,000,000	1	52,162	—	—	52,163
Stock-based compensation expense	—	—	—	—	1,244	—	—	1,244
Vesting of common stock issued upon early exercise of unvested options	—	—	85	—	1	—	—	1
Exercise of common stock warrant	—	—	51,032	—	79	—	—	79
Stock option exercises	—	—	16,561	—	31	—	—	31
Net loss	—	—	—	—	—	—	(15,938)	(15,938)
Balances at September 30, 2018 (unaudited)	—	$—	25,784,442	$3	$336,453	$—	$(213,893)	$122,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(61,342)	$(39,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	564	415
Stock-based compensation expense	5,058	2,516
Non-cash interest expense	306	45
Amortization and accretion on marketable securities	(645)	—
Change in fair value of preferred stock warrant liability	—	110
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(321)	(2,219)
Operating lease, right-of-use assets	2,384	—
Accounts payable	(623)	1,481
Accrued expenses and other current liabilities	1,651	2,399
Operating lease liabilities	(2,322)	—
Deferred rent	—	(87)
Other assets	—	18
Net cash used in operating activities	(55,290)	(35,303)
Cash flows from investing activities:
Purchase of marketable securities	(65,118)	—
Purchases of property and equipment	(683)	(124)
Proceeds from maturities and sales of marketable securities	55,675	—
Net cash used in investing activities	(10,126)	(124)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	55,801
Proceeds from issuance of common stock from the Jefferies sales agreement (net of issuance costs, $0.2 million)	145	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	99,606
Proceeds from issuance of long-term debt	29,649	—
Payment of debt issuance costs	(125)	—
Payments on long-term debt, including final payment	—	(4,698)
Proceeds from repayment of promissory notes issued upon early exercise of stock options	—	290
Payments of initial public offering costs	—	(3,524)
Proceeds from issuance of common stock upon stock option exercises	132	127
Proceeds from exercises of common stock warrants	—	79
Net cash provided by financing activities	29,801	147,681
Net increase (decrease) in cash, cash equivalents and restricted cash	(35,615)	112,254
Cash, cash equivalents and restricted cash at beginning of period	115,017	16,646
Cash, cash equivalents and restricted cash at end of period	$79,402	$128,900
Supplemental disclosure of cash flow information:
Interest paid	$784	$105
Supplemental disclosure of noncash investing and financing information:
Vesting of common stock subject to repurchase	$—	$4
Deferred offering costs included in accounts payable and accrued expenses	$61	$114

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and proceeds from the initial public offering (“IPO”) completed in July 2018. On March 20, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which Hercules agreed to provide the Company with up to $40.0 million in funding, to be made available in four tranches. As of September 30, 2019, the Company had drawn down on the first and second of the four tranches and in connection with the draw down received net proceeds of $29.5 million. In addition, on October 3, 2019, the Company completed a private placement of an aggregate of 7,647,057 shares of its common stock and received net proceeds of approximately $64.9 million.

The Company has incurred losses since inception, including net losses of $21.1 million and $61.3 million for the three and nine months ended September 30, 2019, respectively, and $59.9 million for the year ended December 31, 2018. As of September 30, 2019, the Company had an accumulated deficit of $295.2 million. The Company expects to continue to generate operating losses in the foreseeable future. Based on the Company’s current operating plan, the Company expects that its cash, cash equivalents and marketable securities at September 30, 2019, together with the net proceeds from the private placement (see Note 16), will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim financial statements. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Constellation Pharmaceuticals, Inc. and its wholly owned subsidiary, Constellation Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2019 and results of operations for the three and nine months ended September 30, 2019 and 2018, preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2019, and cash flows for the nine months ended September 30, 2019 and 2018 have been made. The Company’s results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2019.

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

As of September 30, 2019, the Company classified $0.4 million as restricted cash related to a letter of credit issued as a security deposit in connection with Company's lease of its corporate office facilities (Note 12). Cash, cash equivalents and restricted cash consists of the following:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$78,977	$114,592
Restricted cash	425	425
Cash, cash equivalents and restricted cash	$79,402	$115,017

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of September 30, 2019 (see Note 7) approximated fair value (a Level 3 measurement) based on interest rates currently available to the Company.

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

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. For nonpublic entities, this guidance will be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the consolidated financial statements.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds included in cash and cash equivalents	$78,977	$—	$—	$78,977
Total	$78,977	$—	$—	$78,977

Marketable securities:
Corporate debt securities	$—	$1,998	$—	$1,998
Commercial paper	—	$8,091	—	8,091
Total	$—	$10,089	$—	$10,089

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$114,592	$—	$—	$114,592
	$114,592	$—	$—	$114,592

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

During the three and nine months ended September 30, 2019 and the year ended December 31, 2018, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

4. Marketable Securities

The following table summarizes the Company’s marketable securities and cash equivalents as of September 30, 2019. The Company did not hold any marketable securities as of December 31, 2018.

	September 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
Cash equivalents:
Money market funds	$78,977	$—	$—	$78,977
Total cash equivalents	$78,977	$—	$—	$78,977

Marketable securities:
Corporate debt securities	$1,997	$1	$—	$1,998
Commercial paper	8,091	—	—	8,091
Total marketable securities	$10,088	$1	$—	$10,089
Total cash equivalents and marketable securities	$89,065	$1	$—	$89,066

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued employee compensation and benefits	$2,782	$2,726
Accrued external research and development expense	6,928	5,610
Accrued professional fees	265	255
Other	414	346
	$10,389	$8,937

6. Collaboration Agreement

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through December 31, 2018, the Company received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense. There was no additional funding received in the nine months ended September 30, 2019.

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

On March 20, 2019, the Company entered into the Loan Agreement with Hercules as administrative and collateral agent, and various other lenders, pursuant to which the Company may borrow under a term loan up to an aggregate principal amount of $40.0 million, to be made available in four tranches. The outstanding principal balance as of September 30, 2019 is $30.0 million.  As of September 30, 2019, the Company had drawn down on the first and second of the four tranches, and its ability to draw down the remainder of the tranches is subject to certain time limitations, achievement of performance milestones and lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, the Company paid a fee of $0.3 million upon closing and is required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or a portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, the Company granted Hercules a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If the Company fails to make payments when due, or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition.

As of September 30, 2019, notes payable consisted of the following:

September 30, 2019
Principal amount of term loans	$30,000
Debt discount current portion	—
Less: Current portion	—
Long-term debt, net of current portion	30,000
Debt discount net of current portion	(397)
Long-term debt, net of discount and current portion	$29,603

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

10. Equity

Common Stock

As of September 30, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In August 2019, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. At its option, the Company may sell shares of common stock through Jefferies as its sales agent, with any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Jefferies Sales Agreement. In the third quarter of 2019, the Company began to issue and sell securities under the Jefferies Sales Agreement. During the three and nine months ended September 30, 2019, the Company sold 39,506 shares of common stock, for net cash proceeds of $0.1 million, after deducting commission fees and issuance costs of $0.2 million.

Warrants to Purchase Common Stock

As of September 30, 2019, the Company had outstanding warrants to purchase common stock as follows:

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

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 2,779,544 plus the 245,557 shares of common stock remaining available for issuance under the 2008 Plan as of that date. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2008 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. In January 2019, the shares available for issuance under the 2018 Plan were increased by 1,032,125 shares pursuant to the annual increase described above. As of September 30, 2019, 1,738,430 shares remained available for future issuance under the 2018 Plan.

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

Stock Option Issuances

The following is a summary of stock option activity for the three months ended September 30, 2019,

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	3,779,403	$7.78	8.80	$110
Granted	1,397,699	9.06
Exercised	(23,906)	5.54
Forfeited	(280,099)	9.15
Outstanding as of September 30, 2019	4,873,097	$8.07	8.44	$1,575
Vested and expected to vest as of September 30, 2019	4,873,097	$8.07	8.44	$1,575
Options exercisable as of September 30, 2019	1,714,765	$7.08	7.68	$1,043

During the nine months ended September 30, 2019, the Company granted options to employees and directors for the purchase of 1,397,699 shares of common stock with a weighted average exercise price of $9.06 per share and a weighted average grant-date fair value of $6.42 per share.

The Company estimated the fair value of each stock option award using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.58%	2.76%	2.36%	2.77%
Expected volatility	82.22%	81.14%	82.24%	80.96%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.10	6.05	6.03	6.05

As of September 30, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $18.0 million, which is expected to be recognized over a weighted average period of 2.75 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$744	$566	$2,000	$1,068
General and administrative expenses	1,204	678	3,058	1,448
Total	$1,948	$1,244	$5,058	$2,516

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

•	We use our incremental borrowing rate to calculate the present value of our lease payments, as the implicit rates in our leases are not readily determinable.

As of September 30, 2019, assets under operating lease were $11.4 million.  The elements of lease expense were as follows (in thousands):

For Nine Months Ended September 30, 2019
Lease cost:
Operating lease cost	2,405
Variable lease cost (1)	323
Sublease income	(105)
Total Lease cost	2,623

Other information:
Operating cash flows used for operating leases	2,322
Operating lease liabilities arising from obtaining
right-of-use assets	11,863
Weighted-average remaining lease term in years	3.8
Weighted-average discount rate	10.37%

(1)	The variable lease costs for the nine months ended September 30, 2019 include common area maintenance charges.

Future minimum lease payments under the operating lease as of September 30, 2019 are as follows (in thousands):

Year Ending December 31,
2019 (remainder of year)	838
2020	3,592
2021	3,880
2022	3,997
2023	2,033
$14,340
Present value adjustment	(2,477)
Present value of lease liabilities	$11,863

Rent expense for each of the three months ended September 30, 2019 and 2018 was $0.8 million and $0.6 million, respectively. Rent expense for each of the nine months ended September 30, 2019 and 2018 was $2.3 million and $1.7 million, respectively.

13. Commitments and Contingencies

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of September 30, 2019, and December 31, 2018, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of September 30, 2019, and December 31, 2018, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2019 or December 31, 2018.

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

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(21,149)	$(15,938)	$(61,342)	$(39,981)
Net loss attributable to common stockholders	$(21,149)	$(15,938)	$(61,342)	$(39,981)

Denominator:
Weighted average common shares outstanding, basic and diluted	25,829,105	19,619,239	25,814,593	7,332,052

Net loss per share attributable to common stockholders, basic and diluted	$(0.82)	$(0.81)	$(2.38)	$(5.45)

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

	September 30,
	2019	2018
Warrants for the purchase of common stock	95,930	95,930
Options to purchase common stock	4,873,097	3,642,747
	4,969,027	3,738,677

15. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.1 million for each of the three months ended September 30, 2019 and 2018, respectively. The Company made matching contributions of $0.3 million and $0.2 million for the nine months ended September 30, 2019 and 2018, respectively.

16. Subsequent Event

On October 1, 2019, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company issued and sold to the Investors in a private placement an aggregate of 7,647,057 shares of the Company’s common stock, par value $0.0001 per share (the “Shares”), at a price of $8.50 per share (the “Offering”). The Offering closed on October 3, 2019.

The Company received aggregate gross proceeds of approximately $65.0 million, before deducting offering expenses of $0.1 million. The Company intends to use the net proceeds to fund research and development expenses, including the clinical development of CPI-0610, CPI-1205 and CPI-0209, to advance the current pipeline of preclinical candidates, to discover and develop additional preclinical product candidates using its platform, as well as for working capital and other general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the Risk Factors section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

BET Inhibitor

CPI-0610, one of our two lead product candidates, is a small molecule designed to promote anti-tumor activity by specifically inhibiting the function of bromodomain and extra terminal domain, or BET, proteins, which normally enhance target gene expression. We are currently conducting MANIFEST, a Phase 2 clinical trial of CPI-0610 as a monotherapy and in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) in patients with myelofibrosis, or MF, a progressive hematological cancer. We are enrolling MF patients who are Janus-kinase-, or JAK-, inhibitor-naïve, a first-line, or 1L, setting, as well as patients who are refractory to or intolerant of, or have had a sub-optimal response to, ruxolitinib, a second-line, or 2L, setting. In the 1L setting, we are testing CPI-0610 in combination with ruxolitinib in JAK-inhibitor-naïve patients with the aim of measuring spleen volume reduction and symptom improvement, among other relevant parameters. In the 2L setting, we are stratifying patients for dependence on red-blood-cell, or RBC, transfusions. In transfusion-dependent, or TD, patients, we are measuring conversion to transfusion independence, or TI, in addition to spleen volume reduction and symptom improvement. In non-TD patients, we are measuring spleen volume reduction and symptom improvement, among other relevant parameters.

On November 6, 2019, two abstracts providing updated preliminary data as of June 27, 2019, from MANIFEST were published by the American Society of Hematology, or ASH. We believe that these preliminary data from MANIFEST suggest that CPI-0610 has the potential to offer meaningful benefits beyond the current standard of care in MF and may have disease-modifying effects. The abstracts include an analysis of data from 59 enrolled patients. One abstract relates to Arms 1 and 2 of MANIFEST studying CPI-0610, either as monotherapy (Arm 1) or in combination with ruxolitinib in ruxolitinib-refractory or -intolerant patients (Arm 2). The other abstract relates to Arm 3 studying a combination of CPI-0610 and ruxolitinib in JAK-inhibitor-naïve patients.

The abstract relating to Arm 3 presents the first preliminary data from MANIFEST, showing signs of CPI-0610 clinical activity in JAK-inhibitor-naïve patients. All four evaluable JAK-inhibitor-naïve patients treated with a combination of CPI-0610 and ruxolitinib for at least 12 weeks experienced at least a 35% spleen volume reduction and at least a 50% reduction in Total Symptom Score, both of which are measures of clinical activity that were the basis for approval of other MF treatments.

The abstract relating to Arms 1 and 2 presents preliminary data showing continuing signs of clinical improvement in spleen volume reduction, patient-reported symptom improvement, hemoglobin increases, bone marrow fibrosis score improvement, and conversion to transfusion independence in transfusion-dependent patients. Initial signs of this activity were previously reported in presentations at annual meetings of the American Society for Clinical Oncology and the European Hematology Association in June 2019 and were based on an April 17, 2019, data cutoff. As of June 27, 2019, four ruxolitinib-refractory or -intolerant patients who were TD at baseline converted to TI. Twelve additional patients are being monitored for potential TI conversion.

The tables below provide additional detail from the ASH abstracts:

JAK-inhibitor-naïve patients (1L)

Arm 3 (CPI-0610 + Rux)
# enrolled; evaluable for efficacy	11 enrolled; 4 evaluable for efficacy
SVR35 @ 12 weeks, # of patients	4 of 4 evaluable[1]
SVR (%), median	-52.4%
SVR (%) (range)	-42.7% to -68.7%
TSS50, # of patients	4 of 4 evaluable[1]
TSS (%), median best change	-79.35%
TSS (%) (range)	-70.1% to -90.2%

Ruxolitinib-refractory or -intolerant patients (2L)

Arm 1 (CPI-0610 Mono) & Arm 2 (Add-on to Rux)
# enrolled; evaluable for efficacy	48 enrolled; up to 33 evaluable for efficacy
SVR # of patients	29 of 31 evaluable[1]
SVR (%), median best change	-17.0%
SVR (%) median best change range	-50.7% to 10.2%
TSS50, # of patients	11 of 28 evaluable[1]
TSS (%), median best change	-46.4%
TSS (%) median best change range	-95.3% to 27%
PGIC improvement, # of patients	28 of 33 evaluable[1]
PGIC much / very much improved	21 of 33 evaluable[1]
Hb increase 1.5 mg/dL	4 of 8 (Arm 1) 4 of 25 rux (Arm 2)
>1 grade improvement in bone marrow fibrosis / reticulin, # of patients	7 of 12 evaluable[2]
TD to TI conversion, Gale criteria	4, including 2 > 36 weeks 12 additional being monitored

Rux = ruxolitinib

SVR = spleen volume reduction from baseline

SVR35 = spleen volume reduction of at least 35% from baseline

TSS50 = Total Symptom Score improvement of at least 50% from baseline

PGIC = Patient Global Impression of Change

Hb = hemoglobin

TD = transfusion dependent, Gale criteria (≥ 2 RBC transfusions per month during the 12 weeks prior to enrollment)

TI = transfusion independent (following enrollment absence of RBC transfusions over any consecutive 12-week period)

1 = baseline and at least one post-baseline scan or assessment available, received treatment for ≥ 12 weeks

2 = baseline and at least one post-baseline scan or assessment available, received treatment for ≥ 24 weeks

Notes to tables: Spleen volume reduction measurement was performed by imaging (MRI or CT). Total Symptom Score is a patient-reported outcome using the Myelofibrosis Symptom Assessment Form (MFSAF), version 4. Negative numbers for TSS reflect a reduction in symptom burden. Patient Global Impression of Change is an alternate patient-reported outcome comparing how a patient feels to baseline on a scale from very much worse to very much improved. Five patients did not have baseline measurements for TSS on the MFSAF. Results from Arms 1 and 2 are aggregated except for hemoglobin changes.

As of June 27, 2019, CPI-0610, both as monotherapy and in combination with ruxolitinib, was generally well tolerated in each arm of the trial. Forty-one patients in the ruxolitinib-refractory or -intolerant (2L) Arms 1 and 2 remained active on treatment and seven patients had discontinued, including one patient, initially transplant ineligible, who underwent stem cell transplantation after six cycles of CPI-0610 add-on to ruxolitinib treatment. One patient discontinued treatment due to a serious adverse event: Grade 5 (fatal) acute kidney injury, which was assessed as unlikely related to CPI-0610 and unlikely related to ruxolitinib. The acute kidney injury event was likely related to the concomitant use of other medications and possibly due to progression of disease. The most common (≥ 20%) treatment-emergent adverse events, or TEAEs, in Arms 1 and 2 of any grade include diarrhea, nausea, cough, and upper respiratory tract infection. The most common (≥ 5%) grade 3 or higher TEAEs include anemia (8.3%) and thrombocytopenia (8.3%, asymptomatic and generally reversible). TEAEs of grade 3 or higher considered related to CPI-0610 included anemia, diarrhea, platelet count decrease, and thrombocytopenia (two instances of each), as well as acute kidney injury, blood creatinine increase, dyspnea, fatigue, nausea, neutropenia, and vomiting (one each).

All 11 patients in the JAK-inhibitor-naïve (1L) Arm 3 remained active on treatment as of June 27, 2019. Safety data from the initial six patients in Arm 3 who received treatment with CPI-0610 in combination with ruxolitinib for at least one cycle were reviewed per the study protocol prior to enrolling additional patients: no dose-limiting toxicities or grade 3 or higher thrombocytopenia were observed. The most common TEAEs observed in Arm 3 include anemia (one grade 3), fatigue (all grade 2 or lower), and non-cumulative reversible thrombocytopenia (all grade 2 or lower). The protocol of the study permits dose adjustment of both CPI-0610 and ruxolitinib.

As a result of preliminary data in JAK-inhibitor-naïve patients and in TD ruxolitinib-refractory or -intolerant patients, we have expanded the treatment arms for these patients in MANIFEST. We expanded Arm 3 for JAK-inhibitor-naïve patients from 43 to up to approximately 100 patients. We expanded Cohort 2A for TD ruxolitinib-refractory or -intolerant patients being treated with CPI-0610 + ruxolitinib, and we may expand Cohort 1A for TD ruxolitinib-refractory or -intolerant patients being treated with CPI-610 monotherapy, from 16 to up to approximately 60 patients in each cohort. We have started planning for a potential pivotal trial with CPI-0610 for MF in the 1L setting that we expect to begin in 2020.

The Company plans to provide a data update from MANIFEST for approximately 40 ruxolitinib-refractory or -intolerant patients, including TI conversion data from about 15 patients, as well as 1L data in approximately 10-15 JAK-inhibitor-naïve patients in oral and poster presentations at the ASH annual meeting on December 9, 2019.

EZH2 Franchise

CPI-1205

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

We presented data from the Phase 1b portion of ProSTAR at the American Association for Cancer Research meeting in April 2019. The Phase 1b portion of ProSTAR enrolled 36 patients: 20 in the CPI-1205 + abiraterone arm and 16 in the CPI-1205 + enzalutamide arm. Each arm studied two different dose regimens of CPI-1205 as part of the combination: 800 mg three times daily or 400 mg twice daily + cobicistat. We evaluated cobicistat, which blocks CYP3A4, as a co-medication to increase exposure of CPI-1205.

The Phase 1b portion of this trial was designed to establish the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose and recommended Phase 2 dose of CPI-1205 with these agents. As of February 6, 2019, we observed evidence of clinical activity in both arms and in each of the parameters measured—prostate-specific antigen, or PSA, reductions, circulating tumor cell reductions, and objective responses by response evaluation criteria in solid tumors, or RECIST. Clinical activity was observed in both the enzalutamide and abiraterone arms, including best PSA reductions of 50% or more and an objective response by RECIST 1.1 criteria.

All best PSA responses seen in the trial as of February 6, 2019, were 80% or more, which is greater than the pre-defined secondary endpoint of the trial, which is a 50% reduction. All PSA responses were found in AR-V7-negative patients. Two out of 18 total patients, and two out of 10 AR-V7-negative patients, in the abiraterone arm achieved a best PSA reduction of more than 80%. Three out of 16 total patients, and three out of 11 AR-V7-negative patients, in the enzalutamide arm achieved a best PSA reduction of more than 80%. Historically, patients being treated with abiraterone after enzalutamide or with enzalutamide after abiraterone have been shown to achieve poor PSA responses and rapid time to disease progression. Several patients in ProSTAR achieved disease control that exceeded or was approaching six months at the data cutoff while continuing therapy. Duration of effect is important in this context, as radiographic progression-free survival, or rPFS, is likely to be the primary endpoint to be used in any potential Phase 3 clinical trial of CPI-1205 in mCRPC.

CPI-1205 was generally well tolerated in combination with enzalutamide or abiraterone in the Phase 1b portion. The most common treatment-related adverse events were fatigue, diarrhea, and nausea, which were observed in more than 20% of the patients and were usually mild to moderate in severity and manageable with supportive care. In combination with enzalutamide, treatment-related adverse events Grade 3 or higher included fatigue, nausea, and increased ALT, a liver enzyme (n=1; 6.3%, respectively). In combination with abiraterone, treatment-related adverse events Grade 3 or higher included fatigue and increased ALT (n=1; 5%, respectively).

In the Phase 2 portion of ProSTAR, we are enrolling patients in three different contexts: (1) CPI-1205 + enzalutamide in heavily pre-treated patients who have progressed after treatment with each of enzalutamide, abiraterone, and chemotherapy, (2) CPI-1205 + enzalutamide in second-line mCRPC randomized against enzalutamide alone, and (3) CPI-1205 + abiraterone in second-line mCRPC.

Enrollment of patients in Phase 2 portion of ProSTAR continues according to plan and is nearly complete. We are working to identify biomarkers that might suggest which patient populations are most likely to achieve deep responses to CPI-1205.

Data from the Phase 1b portion of ProSTAR provided preliminary evidence of deep and durable effects of CPI-1205 in certain mCRPC patients. We are shifting the focus of this study to durability of clinical activity with CPI-1205. An endpoint accepted by regulatory authorities for pivotal clinical trials in prostate cancer is radiographic progression-free survival, or rPFS. In addition, we learned from a study presented by the Kim Chi lab at the 2018 ASCO that median responses to second-line therapy generally last only a few months. We are gathering data on time to progression (TTP) of CPI-1205 in ProSTAR, a metric that may serve as a surrogate of rPFS in guiding future development of the compound. Determining TTP will require additional time for the data set to mature, and we expect to report these data from ProSTAR in mid-2020. Plans for any potential Phase 3 program for CPI-1205 will depend on our assessment of the Phase 2 data.

CPI-0209

Enrollment of patients in a Phase 1/2 clinical trial of CPI-0209 continues according to plan. Dosing began in September 2019.

CPI-0209 is a second-generation and potentially best-in-class EZH2 inhibitor that has been designed to achieve comprehensive target coverage through extended on-target residence time. The compound has demonstrated more robust anti-tumor activity compared to first-generation EZH2 inhibitors in preclinical models of multiple cancer types. We believe that CPI-0209 may enable us to address additional patient populations beyond those that we are targeting with CPI-1205 or that have been targeted by other EZH2 inhibitors.

Financial Overview

As of September 30, 2019, we have funded our operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our initial public offering, or IPO, completed in July 2018. On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which we have borrowed $30.0 million and may borrow up to an additional $10.0 million subject to certain limitations. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the three and nine months ended September 30, 2019, we reported a net loss of $21.1 million and $61.3 million, respectively. As of September 30, 2019, we had an accumulated deficit of $295.2 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue our MANIFEST trial, continue our ProSTAR trial, and continue our Phase 1/2 clinical trial of CPI-0209;
•	advance our clinical-stage product candidates from mid-stage trials into later-stage trials;
•	continue research and development related to our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $89.1 million. Together with the $64.9 million of net proceeds we received in a private placement of our common stock on October 3, 2019, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operating expenses and capital expenditure requirements into the first half of 2021. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “– Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. No funding was received from LLS during the nine months ended September 30, 2019. During the nine months ended September 30, 2018, funding by LLS of research and development expenses of $0.2 million, was recorded as a reduction of our research and development expenses.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our invested cash balances and associated with our marketable securities. We expect our interest income to increase as we invest the cash received from the net proceeds from our IPO and net proceeds from the Hercules Loan Agreement.

Interest Expense

For the three and nine months ended September 30, 2019, interest expense consists of interest expense on borrowings under the Hercules Loan Agreement, as well as amortization of debt discount and debt issuance costs.

For the three and nine months ended September 30, 2018, interest expense consists of interest expense on outstanding borrowings under our April 2016 loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or the 2016 Loan Agreement, as well as amortization of debt discount and debt issuance costs. Interest expense also consists of the change in the fair value of our preferred stock warrants. In connection with the 2016 Loan Agreement, we issued warrants to purchase Series B preferred stock. We classified these warrants as a liability on our balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as interest expense in our statements of operations and comprehensive loss.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	16,241	12,733	3,508
General and administrative	4,810	3,680	1,130
Total operating expenses	21,051	16,413	4,638
Loss from operations	(21,051)	(16,413)	(4,638)
Other income (expense):
Interest income	507	482	25
Interest expense	(605)	(7)	(598)
Total other income (expense), net	(98)	475	(573)
Net loss	$(21,149)	$(15,938)	$(5,211)

Research and Development Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$3,782	$4,086	$(304)
CPI-0610	3,958	876	3,082
CPI-0209	908	1,796	(888)
Preclinical pipeline	723	639	84
Unallocated expenses:
Personnel related (including stock-based compensation)	4,627	3,269	1,358
Laboratory supplies and consumables	575	675	(100)
Facility related and other	1,668	1,392	276
Total research and development expenses	$16,241	$12,733	$3,508

Research and development expenses were $16.2 million for the three months ended September 30, 2019 compared to $12.7 million for the three months ended September 30, 2018. The decrease in costs related to our CPI-1205 program was primarily due to the decreased cost of our ORIOn-E trial due to the orderly close out of such trial, offset by increased enrollment in our ProSTAR trial in the third quarter of 2019. The increase in costs related to our CPI-0610 program was primarily due to increased enrollment in our MANIFEST trial in the third quarter of 2019. The decrease  in costs related to our CPI-0209 program was primarily due to the decrease in preclinical and process chemistry expenses as we moved into our Phase 1/2 clinical trial.

The increase in personnel related costs was primarily due to overall increase in headcount in our research and development function. Personnel-related costs for the three months ended September 30, 2019 and 2018 included stock-based compensation expense of $0.7 million and $0.6 million, respectively.

General and Administrative Expenses

	Three Months Ended September 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$2,949	$2,069	$880
Professional and consultant fees	893	686	207
Facility related and other	968	925	43
Total general and administrative expenses	$4,810	$3,680	$1,130

General and administrative expenses for the three months ended September 30, 2019 were $4.8 million, compared to $3.7 million for the three months ended September 30, 2018. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel-related costs for the three months ended September 30, 2019 and 2018 included stock-based compensation expense of $1.2 million and $0.7 million, respectively. Professional and consultant fees increased due to consulting expenses associated with operating as a public company.

Other Income (Expense)

Interest Income

Interest income increased to $0.5 million for the three months ended September 30, 2019, primarily due to interest income associated with our marketable securities. Interest income was $0.5 million for the three months ended September 30, 2018, primarily from our interest bearing cash and cash equivalent accounts.

Interest Expense

Interest expense was $0.6 million for the three months ended September 30, 2019 and consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement. Interest expense was less than $0.1 million for the three months ended September 30, 2018 and consisted primarily of cash and non-cash interest related to the 2016 Loan Agreement, which was paid off in July 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Revenue	$—	$—	$—
Operating expenses:
Research and development	47,873	32,143	15,730
General and administrative	14,125	8,469	5,656
Total operating expenses	61,998	40,612	21,386
Loss from operations	(61,998)	(40,612)	(21,386)
Other income (expense):
Interest income	1,914	859	1,055
Interest expense	(1,258)	(228)	(1,030)
Total other income (expense), net	656	631	25
Net loss	$(61,342)	$(39,981)	$(21,361)

Research and Development Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$14,063	$9,318	$4,745
CPI-0610	9,581	2,504	7,077
CPI-0209	2,604	3,110	(506)
Preclinical pipeline	2,371	1,718	653
Unallocated expenses:
Personnel related (including stock-based compensation)	13,089	9,552	3,537
Laboratory supplies and consumables	1,568	1,973	(405)
Facility related and other	4,597	3,968	629
Total research and development expenses	$47,873	$32,143	$15,730

Research and development expenses were $47.9 million for the nine months ended September 30, 2019 compared to $32.1 million for the nine months ended September 30, 2018. The increase in costs related to our CPI-1205 program was primarily due to increased enrollment in our ProSTAR trial in the nine months ended September 30, 2019 as well as the timing of CMC campaigns, offset by the decreased cost of our ORIOn-E trial due to the orderly close out of such trial. The increase in costs related to our CPI-0610 program was primarily due to increased enrollment in our MANIFEST trial in the nine months ended September 30, 2019. The decrease in costs related to our CPI-0209 program in the nine months ended September 30, 2019 was primarily due to decreased process chemistry and IND-enabling study expenses as we initiated dosing in our Phase 1/2 clinical trial. The increase in preclinical pipeline expenses was primarily due to the stage of development of our current pipeline candidates.

The increase in personnel related costs was primarily due to an increase in stock-based compensation expense and overall compensation in our research and development function. Personnel-related costs for the nine months ended September 30, 2019 and 2018 included stock-based compensation expense of $2.0 million and $1.1 million, respectively. The decrease in laboratory supplies and consumables was primarily a decrease in reagent spend due to timing of projects.  The increase in facility expenses was due to the leasing of additional space in 2019.

General and Administrative Expenses

	Nine Months Ended September 30,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$8,206	$4,544	$3,662
Professional and consultant fees	3,047	2,022	1,025
Facility related and other	2,872	1,903	969
Total general and administrative expenses	$14,125	$8,469	$5,656

General and administrative expenses for the nine months ended September 30, 2019 were $14.1 million, compared to $8.5 million for the nine months ended September 30, 2018. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel-related costs for the nine months ended September 30, 2019 and 2018, included stock-based compensation expense of $3.1 million and $1.5 million, respectively. The increase in professional and consulting fees is primarily due to increase in marketing, investor relations and accounting fees.  Facility related and other costs increased by $1.0 million primarily due to the new facility leases, franchise taxes, insurance expense and ongoing business activities, partially due to increased costs to operate as a public company.

Other Income (Expense)

Interest Income

Interest income increased to $1.9 million for the nine months ended September 30, 2019, primarily due to interest income associated with our marketable securities. Interest income was $0.9 million for the nine months ended September 30, 2018, primarily from our interest-bearing cash and cash equivalent accounts.

Interest Expense

Interest expense was $1.3 million for the nine months ended September 30, 2019 and consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement. Interest expense was $0.2 million for the nine months ended September 30, 2018 and consisted primarily of cash and non-cash interest related to the 2016 Loan Agreement, which was paid off in July 2018.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As of September 30, 2019, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements, borrowings under loan agreements, and proceeds from the IPO completed in July 2018. On March 20, 2019, the Company entered into a Loan and Security Agreement (the Loan Agreement) to provide up to $40.0 million in funding, to be made available in four tranches. As of September 30, 2019, we had drawn down on the first and second of the four tranches and in connection with the draw down received net proceeds of $29.5 million. As of September 30, 2019, we had cash, cash equivalents and marketable securities of $89.1 million.

At-the-Market Offering

In August 2019, we entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. At our option, we may sell shares of our common stock through Jefferies as our sales agent, with any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. We agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Jefferies Sales Agreement. In the third quarter of 2019, we began to issue and sell securities under the Jefferies Sales Agreement. During the three and nine months ended September 30, 2019, we sold 39,056 shares of common stock, for net cash proceeds of $0.1 million, after deducting commission fees and issuance costs of $0.2 million.

Private Placement

On October 3, 2019, we issued and sold 7,647,057 shares of our common stock in a private placement at a price of $8.50 per share, resulting in gross proceeds of $65.0 million, before offering expenses of $0.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash used in operating activities	$(55,290)	$(35,303)
Cash used in investing activities	(10,126)	(124)
Cash provided by financing activities	29,801	147,681
Net increase (decrease) in cash, cash equivalents and restricted cash	$(35,615)	$112,254

Operating Activities

During the nine months ended September 30, 2019, net cash used in operating activities was $55.3 million, primarily resulting from our net loss of $61.3 million, partially offset by changes in our operating assets and liabilities of $0.8 million and net non-cash expense of $5.3 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of a $1.7 million increase accrued expenses and other current liabilities, partially offset by $0.6 million decrease in accounts payable and $0.3 million decrease in prepaid expense and other current assets.

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

Investing Activities

During the nine months ended September 30, 2019 net cash used in investing activities was $10.1 million, due to cash investment in marketable securities. During the nine months ended September 30, 2018, net cash used in investing activities was $0.1 million, due to purchases of property and equipment. The purchases of property and equipment during the nine months ended September 30, 2018 related to equipment and software purchases as we expanded our discovery activities.

Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities consisted primarily of proceeds from the issuance of notes payable related to the Loan Agreement with Hercules, which resulted in $29.8 million of net cash proceeds, proceeds from the issuance of shares of common stock in connection with the Jefferies Sale Agreement, which resulted in $0.1 of net cash proceeds, after deducting $0.2 million in commission fee and issuance cost, as well as the exercise of stock options.

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

On March 20, 2019, we entered into the Loan Agreement with Hercules, pursuant to which we may borrow up to an aggregate principal amount of $40.0 million, to be paid in four tranches, under a term loan facility. As of September 30, 2019, we had drawn down on the first and second of the four tranches, and our ability to draw down the remainder of the tranches is subject to certain time limitations, achievement of performance milestones and lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of 6.35% of the aggregate advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or any portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, we granted Hercules a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If we fail to make payments when due, breach any operational covenant, or have any event of default, this could have a material adverse effect on our business and financial condition.

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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $89.1 million. Together with the $64.9 million of net proceeds that we received in a private placement of our common stock on October 3, 2019, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into the first half of 2021. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	4 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitment (1)	$14,340	$3,476	$10,864	$—	$—
Debt obligations (2)	38,769	2,563	36,206	—	—
Total	$53,109	$6,039	$47,070	$—	$—

(1)	Amounts in table reflects payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an operating lease agreement that expires in June 2023.
(2)	Amounts in table reflect the contractually required principal, interest and the final payment due under the Hercules Loan Agreement as of September 30, 2019.

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

The LLS Agreement requires us to make certain milestone payments to LLS, that could total up to $25.0 million in aggregate, upon our receipt of payments associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of September 30, 2019, we were unable to estimate the timing or likelihood of achieving these milestones.

We have also entered into license agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of September 30, 2019, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019, we had cash, cash equivalents and marketable securities of $89.1 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $21.1 million and $61.3 million for the three and nine months ended September 30, 2019, respectively, and $59.9 million for the year ended December 31, 2018. As of September 30, 2019, we had an accumulated deficit of $295.2 million. To date, we have financed our operations primarily through our initial public offering, sales of our preferred stock, payments received in connection with collaboration and research agreements and borrowings under loan agreements, sales from our Jefferies Sales Agreement, and a private placement of our common stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•

continue our Phase 1b/2 clinical trial of CPI-1205, which we refer to as the ProSTAR trial, our Phase 2 clinical trial of CPI-0610, which we refer to as MANIFEST, and our Phase 1/2 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 1b/2 clinical trial of CPI-1205, our Phase 2 clinical trial of CPI-0610, and our Phase 1/2 clinical trial of CPI-0209; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing Phase 1b/2 clinical trial of CPI-1205, Phase 2 clinical trial of CPI-0610, and Phase 1/2 clinical trial of CPI-0209;
•	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for any other product candidates we may develop in the future;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	milestones and other collaboration-based revenues, if any;
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

As of September 30, 2019, we had cash, cash equivalents and marketable securities of approximately $89.1 million. In addition, on October 3, 2019, we completed a private placement of an aggregate of 7,647,057 shares of our common stock and received aggregate gross proceeds of approximately $65.0 million, before deducting offering expenses. We expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019, together with the net proceeds from the private placement, will enable us to fund our planned operating expenses and capital expenditure requirements into the first half of 2021. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with various lenders and Hercules Capital, Inc. pursuant to which we have borrowed $30.0 million to date and $10.0 million remains available to us, subject to certain time limitations, achievement of performance milestones and lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023, or the Maturity Date. In addition, we are required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or such portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date. In connection with the Loan Agreement, we granted Hercules Capital, Inc. a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants. If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of September 30, 2019, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules Capital, Inc. $10.0  million remains available for borrowing under the Loan Agreement, subject to certain conditions. We could in the future incur additional indebtedness under the Hercules Loan Agreement or via future loan agreements.

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

In addition, adverse developments in preclinical studies or clinical trials conducted by others of epigenetic product candidates or adverse events in patients treated with epigenetic products may cause the FDA or other regulatory agencies to require modifications to clinical trials of epigenetic product candidates, revise the requirements for approval of epigenetic product candidates or limit the use of epigenetic products, any of which could materially harm our business. Moreover, there have been significant adverse side effects in clinical trials of epigenetic product candidates of our competitors. For example, one such competitor recently reported that a pediatric patient in its Phase 1 clinical trial of an EZH2 inhibitor had developed a secondary lymphoma following treatment. This same company previously reported that in the course of the preclinical safety studies of its EZH2 inhibitor it had observed the development of lymphoma in rats. We have no clinical data from our studies to date to suggest that patients are likely to experience similar side effects with our product candidates that inhibit EZH2. However, due to concerns regarding hematological malignancies, the FDA previously inquired about our plans for typical long-term toxicology studies of CPI-1205, and required that we include the development of a rare leukemia as a potential risk in the informed consent for our CPI-1205 and CPI-0209 trials. The FDA required us to update the investigator’s brochure and informed consent for our trials of CPI-1205 and the investigator’s brochure and the study protocol for CPI-0209 to include the risk of the development of T-cell lymphoma. The FDA provided guidance regarding our planned long-term toxicology study in rats, including that it should be designed to enhance the probability of detecting whether the development of lymphoma is associated with exposure to these product candidates. On October 4, 2019 we received reports from the 90-day repeat-dose toxicology study indicating once daily oral administration of CPI-1205 in the main study group rats resulted in malignant lymphoma in four out of ten female rats in the high dose (300 mg/kg/day) group. This finding was not observed in male rats.  Although lymphoma can occur spontaneously in young rats, these findings were considered related to administration of CPI-1205 due to the high incidence in the females at 300 mg/kg/day relative to controls.  As of May 17, 2019, a total of 116 patients have been treated with CPI-1205 in clinical trials.  Based on a review of all treatment-emergent adverse events reported by 116 patients as of May 17, 2019, there have been no findings of secondary malignancies or premalignant conditions. We have notified the FDA of these preclinical toxicology findings and intend to update our investigator brochure and informed consent form for CPI-1205 to include information about the findings of the toxicology study.

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

We are early in our development efforts.  We currently have three product candidates in clinical trials that we are developing, CPI-1205 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, CPI-0610 for the treatment of myelofibrosis, or MF, and a recently initiated Phase 1/2 clinical trial for our second generation EZH2 inhibitor CPI-0209. All of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in our integrated epigenetics platform to discover and develop new drugs that selectively modulate gene expression that may lead to the killing or reprogramming of cancer cells or result in anti-tumor immune activity. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

•	regulators may revise the requirements for approving our product candidates, or such requirements may not be as we anticipate;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be delayed, insufficient or inadequate;
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials; and
•	regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

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

Even if CPI-1205, or CPI-0610, or any other product candidate were to receive regulatory approval and be commercialized for use in combination with enzalutamide, abiraterone acetate, ipilimumab, pembrolizumab or ruxolitinib, as applicable, or another therapeutic, we would continue to be subject to the risk that the FDA could revoke its approval of such therapeutic, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that the current standard of care may be replaced. This could result in CPI-1205, CPI-0610 or any such other product candidate, if approved, being removed from the market or being less successful commercially.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many large pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapies that work by targeting epigenetic mechanisms, including through EZH2 and BET inhibition, such as AbbVie Inc., AstraZeneca PLC, BMS, CellCentric Ltd., Celgene Corporation, Daiichi Sankyo Company, Eli Lilly & Company, Epizyme, Inc., GlaxoSmithKline plc, Incyte, Inc., Novartis AG, Pfizer Inc. and Zenith Epigenetics Ltd.

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

We rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. For example, we are closely monitoring our current CPI-0610 supply due to potential production shortages with one of our manufacturers.  In addition, these facilities may also be affected by natural disasters, such as floods or fire, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 1b/2 clinical trial of CPI-1205, our Phase 2 clinical trial of CPI-0610 and our Phase 1/2 clinical trial of CPI-0209, and we anticipate we would rely on third-party clinical research organizations or third-party research collaboratives to conduct future clinical trials. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the United Kingdom formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date.

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

As of October 31, 2019, our executive officers, directors and affiliated stockholders, in the aggregate, owned shares representing approximately 29.2% of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from July 18, 2018 to October 31, 2019, the closing price of our common stock ranged from a high of $15.01 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. In July 2018, we filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

On October 3, 2019, we completed a private placement of 7,647,057 shares of our common stock to several accredited investors. In connection with the private placement, we agreed to file a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement within 75 days of the closing of the offering, and we agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. In August 2019, we entered into the Jefferies Sales Agreement with Jefferies, pursuant to which, from time to time, we may offer and sell through Jefferies up to $50.0 million of the common stock registered under the universal shelf registration statement pursuant to one or more “at the market” offerings. Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

We are an “emerging growth company” and a “smaller reporting company” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We had not used any of the net proceeds from the IPO as of September 30, 2019 as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts and marketable securities.

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

CONSTELLATION PHARMACEUTICALS, INC.

Date: November 6, 2019	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Emma Reeve
Emma Reeve
Chief Financial Officer
(Principal Financial and Accounting Officer)