Form 10-K
period 2019-12-31
CONSTELLATION PHARMACEUTICALS INC
filed 2020-03-10
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 001-38584

CONSTELLATION PHARMACEUTICALS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	26-1741721
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
215 First Street, Suite 200 Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 714-0555

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading symbol(s)	Name of Exchange on Which Registered
Common Stock, $0.0001 par value per share	CNST	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $177.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2020 was 41,812,297.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2020 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2019. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

i

References to Constellation

Throughout this Annual Report on Form 10-K, the “Company,” “Constellation,” “Constellation Pharmaceuticals,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Constellation Pharmaceuticals, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Constellation Pharmaceuticals, Inc.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our ongoing clinical trials, including our Phase 2 clinical trial of CPI-0610, our Phase 1b/2 clinical trial of CPI-1205 and our Phase 1/2 clinical trial of CPI-0209;
•	our plans to advance our clinical-stage product candidates into later stage trials, including our plans to conduct a Phase 3 trial of CPI-0610
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize CPI-0610, CPI-1205, CPI-0209 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for CPI-0610, CPI-1205, CPI-0209 and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
•	the potential advantages of our product candidates;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our manufacturing, commercialization and marketing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company or smaller reporting company as defined in federal securities laws and regulations.

ii

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

iii

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules impacting these targets to selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity. This platform reflects our deep understanding of the biology of regulation of gene expression by epigenetic regulatory proteins, or epigenetic regulators, the development of small-molecule product candidates that selectively modulate their activity, and the design of clinical development programs supported by novel biomarker strategies. We are able to target a broad variety of epigenetic regulators using our platform and have generated development candidates acting against distinct classes of those regulators. Our vision is to become a fully integrated oncology company, with broad-based capabilities from target identification and compound discovery to clinical development and commercialization.

We have utilized our epigenetics platform to discover and design our wholly owned product candidates CPI-0610, CPI-1205, and CPI-0209. We continue to leverage this platform and our clinical experience to develop these product candidates and to discover and develop additional product candidates. CPI-0610 inhibits bromodomain and extra terminal domain, or BET, proteins. CPI-1205 and CPI-0209 inhibit the enhancer of zeste homolog 2, or EZH2, protein. We believe that our approach to targeting these central gene regulatory mechanisms associated with cancer proliferation may enable us to provide therapeutic benefits to cancer patients.

We have observed preliminary evidence of clinical activity in patients with myelofibrosis, or MF, treated with CPI-0610 in MANIFEST, an ongoing open-label Phase 2 clinical trial of CPI-0610 as a monotherapy and in combination with ruxolitinib (marketed as Jakafi®/Jakavi®). At the American Society of Hematology, or ASH, annual meeting in December 2019, we presented preliminary data that showed signs of activity for CPI-0610 across a broad range of parameters as both a first-line and second-line treatment for patients with MF, suggesting that CPI-0610 may have possible disease-modifying effects. See the section below titled Our Product Candidates/CPI-0610—BET Inhibitor/Clinical Development for more information. We are currently planning to advance CPI-0610 into a Phase 3 clinical trial in the third quarter of 2020, after consultation with the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA.

We have also observed preliminary evidence of clinical activity in patients with metastatic castration-resistant prostate cancer, or mCRPC, treated in ProSTAR, an ongoing open-label Phase 1b/2 clinical trial of CPI-1205 in combination with androgen receptor signaling, or ARS, inhibitors. At the American Association for Cancer Research meeting in April 2019, we presented preliminary data showing evidence of deep and durable effects in certain subsets of mCRPC patients in the Phase 1b portion of ProSTAR. We aim to gather additional clinical data, including data on durability of effect and on biomarkers that may identify target patient populations likely to benefit from treatment with CPI-1205, in order to make a decision about the further development of the compound in mid-2020, including whether to initiate a Phase 3 clinical trial. A clear signal is required to move the program into Phase 3. See the section below titled Our Product Candidates/CPI-1205—EZH2 Inhibitor/Clinical Development for more information.

We are currently conducting the Phase 1 portion of a Phase 1/2 clinical trial of CPI-0209, our second-generation EZH2 inhibitor. Based on preclinical data, we believe the compound could achieve more comprehensive coverage of EZH2 than first-generation EZH2 inhibitors and address additional patient populations beyond those that have been targeted by first-generation EZH2 inhibitors. We aim to determine the recommended Phase 2 dose for CPI-0209 during 2020.

BET Inhibitor

CPI-0610 is a small molecule designed to promote anti-tumor activity by specifically inhibiting the function of BET proteins, which normally enhance target gene expression. We are currently conducting MANIFEST, a Phase 2 clinical trial of CPI-0610 as a monotherapy and in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) in patients with MF. The FDA granted orphan drug designation to CPI-0610 for the treatment of MF on November 20, 2019.

We are enrolling MF patients who are Janus-kinase-1/2, or JAK1/JAK2-, inhibitor-naïve, a first-line, or 1L, setting, as well as patients who are refractory to or intolerant of, or have had a sub-optimal response to, ruxolitinib, a second-line, or 2L, setting. In the 1L setting, we are testing CPI-0610 in combination with ruxolitinib in JAK1/JAK2-inhibitor-naïve patients with the aim of measuring spleen volume reduction and symptom improvement, among other relevant parameters. In the 2L setting, we are stratifying patients for dependence on red-blood-cell, or RBC, transfusions. In transfusion-dependent, or TD, patients, we are measuring conversion to transfusion independence, or TI, in addition to spleen volume reduction and symptom improvement. In non-TD patients, we are measuring spleen volume reduction and symptom improvement, among other parameters.

We believe there is a significant opportunity to improve treatment of MF patients. Ruxolitinib and fedratinib (marketed as Inrebic®) are the two approved drug therapies for MF in the United States, and ruxolitinib is the worldwide standard of care for the disease. In clinical trials, ruxolitinib has been shown to reduce spleen volume and improve patient-reported symptoms in a minority of patients. However, ruxolitinib has been associated with worsening hematological parameters, including thrombocytopenia, anemia, and transfusion dependence. The product also has demonstrated a limited ability to improve bone marrow fibrosis, which has been documented as a primary cause of morbidity and mortality in MF. Some patients cannot start treatment with ruxolitinib, in some cases because of low platelet levels, low hemoglobin levels, or RBC transfusion dependence. Other patients treated with ruxolitinib do not achieve targeted clinical outcomes, such as a 35% or greater reduction in spleen volume or a 50% improvement in symptom scores. Approximately three-quarters of patients in clinical trials discontinued use of ruxolitinib within five years, in part due to side effects or relapse / recurrence of their disease.

We believe that preliminary data from MANIFEST suggest that CPI-0610 has the potential to offer meaningful benefits beyond the current standard of care in MF. We have observed preliminary evidence of activity of CPI-0610 as a monotherapy and in combination with ruxolitinib across a range of parameters in MF, including reduction in spleen volume as measured by magnetic resonance imaging, or MRI; improvements in patient-reported symptoms; improvements in anemia and conversion from transfusion dependence to transfusion independence; and improvements in bone marrow fibrosis. While these preliminary data need to be confirmed in a larger dataset, we believe that these data suggest that CPI-0610 may have disease-modifying effects. We believe that evidence of hemoglobin improvement with CPI-0610 may provide a benefit to patients with anemia, which is associated with both myelofibrosis itself and with treatment by ruxolitinib. See the section below titled Our Product Candidates/CPI-0610—BET Inhibitor/Clinical Development for more information.

In addition to the activity of CPI-0610, we believe that the compound may have a differentiated safety profile compared with some other BET inhibitors. Clinical testing of CPI-0610 in more than 250 patients has found the compound to be generally well tolerated.  As of October 17, 2019, CPI-0610, both as monotherapy and in combination with ruxolitinib, was generally well tolerated in each arm of the MANIFEST trial. Prior to initiating the MANIFEST study, we demonstrated that CPI-0610 was generally well tolerated across three Phase 1 clinical trials in which we treated a total of 138 patients with a variety of hematological malignancies. In a Phase 1 trial in lymphoma, we identified the maximum tolerated dose of 225 mg per day. We have seen evidence of clinical activity at a range of doses below this maximum tolerated dose, including the 125 mg starting dose being used in MANIFEST. We can titrate the dose upward to 225 mg per day and have done so without additional toxicity. We believe this potentially favorable therapeutic window may differentiate CPI-0610 from some other BET inhibitors. The dose-limiting toxicity for other BET inhibitors, which is thrombocytopenia, has been shown in CPI-0610 to be dose-dependent, non-cumulative, and reversible at the maximum tolerated dose of 225 mg in MF patients treated to date. See Our Product Candidates/CPI-0610—BET Inhibitor/Safety below for more information about the compound’s safety profile.

EZH2 Franchise

CPI-1205 is a small molecule designed to promote anti-tumor activity by specifically inhibiting EZH2, an enzyme that suppresses target gene expression. Based on insights from our platform and the advancing body of scientific literature supporting the role of EZH2 in certain tumor types, including prostate cancer, we prioritized clinical development of CPI-1205 as a combination therapy for mCRPC. We are currently conducting ProSTAR, an open-label Phase 1b/2 clinical trial of CPI-1205 for the treatment of mCRPC in combination with the ARS inhibitors enzalutamide (marketed as Xtandi®) or abiraterone acetate (marketed as Zytiga®). Abiraterone acetate is dosed with prednisone, which is the current clinical practice.

We believe that preliminary data from ProSTAR suggest that CPI-1205 has the potential to offer meaningful benefits beyond the current standard of care. We have seen preliminary evidence of reductions in prostate-specific antigen, or PSA; reductions in circulating tumor cells, or CTCs; tumor shrinkages; and extended duration of response for some patients in ProSTAR. We disclosed Phase 1b data from ProSTAR at the AACR meeting on April 1, 2019. See the section below titled Our Product Candidates/CPI-1205—EZH2 Inhibitor/Clinical Development for more information. We aim to provide an additional update and a decision on further development of the compound in mid-2020. If the ProSTAR trial is successful, a determination that will be based in part on data on durability of effect and on biomarkers to identify target patient populations likely to benefit, we expect to initiate a pivotal Phase 3 clinical trial of CPI-1205 in combination with either enzalutamide or abiraterone acetate for the treatment of mCRPC. A clear signal is required to move the program into Phase 3.

We believe that targeting EZH2 has the potential for broad therapeutic application in a variety of tumor types, and we have taken a franchise approach to targeting EZH2. We believe that CPI-0209, our second-generation and potentially best-in-class EZH2 inhibitor, may enable us to address additional patient populations beyond those that have been targeted by first-generation EZH2 inhibitors such as CPI-1205. Based on this belief, we designed CPI-0209 to achieve comprehensive coverage of EZH2. We have seen evidence of preclinical activity of CPI-0209 both as a single agent and in combination with other agents. We believe this compound has potentially broad application in several solid tumors and hematological malignancies. We initiated a Phase 1 dose-escalation trial with CPI-0209 in September 2019.

Our Pipeline

The following table summarizes key information about our most advanced programs:

We have retained global development and commercial rights to all of our product candidates. Our goal is to become a fully integrated oncology company, with a broad pipeline of development and discovery programs as well as commercial products in the future. Our management team has extensive experience, including senior roles at leading pharmaceutical companies in the discovery, development, regulatory review, and commercialization of cancer therapeutics.

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

Our Strategy

Our objective is to discover, develop, and commercialize innovative drugs that address the serious unmet medical needs of patients with cancers that are associated with abnormal gene expression or drug resistance. To achieve our objective, we aim to:

•

Continue to study the safety and efficacy of our clinical-stage compounds. Building on the evidence of clinical activity that we have observed to date in our ongoing clinical trials of CPI-0610 and CPI-1205, we aim to advance our EZH2 and BET programs further in 2020.

•

Initiate a Phase 3 clinical trial of CPI-0610 in MF. Having generated preliminary clinical data demonstrating evidence of clinical activity of CPI-0610 across a broad range of parameters in patients with MF, we plan to initiate a Phase 3 clinical trial for CPI-0610 in third quarter of 2020.

•

Determine next steps for CPI-1205. Having generated preliminary data that CPI-1205 provided deep and durable effects in a subset of heterogeneous mCRPC patients, we aim to gather additional clinical data, including data on durability of effect and on biomarkers to identify target patient populations likely to benefit, in order to make a decision about the further development of the compound in mid-2020, including whether to initiate a Phase 3 clinical trial.

•

Advance clinical testing of CPI-0209. We believe CPI-0209 is a potential best-in-class EZH2 inhibitor. In 2020, we aim to gather initial safety data with CPI-0209 monotherapy in patients with solid tumors from our ongoing Phase 1 study. We also aim to determine the recommended Phase 2 dose for CPI-0209 monotherapy in order to begin Phase 2 expansion trials in patients with certain advanced solid tumors and to begin a Phase 1 dose escalation phase of the trial in combination with chemotherapy.

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

Cancer and Epigenetics

Cancer is a heterogeneous group of diseases characterized by uncontrolled cell division and growth. Cancer can arise when the dysregulation of the affected cell’s gene expression program alters the identity and function of normal cells. This dysregulation can arise when there are changes in genes that control cell identity. Cancer cells can utilize modulation of gene expression in part by using epigenetic regulators to activate pro-tumor genes or deactivate tumor suppressor genes. Furthermore, cancer cells can also use epigenetic regulators to activate resistance mechanisms against cancer treatments, including chemotherapy, targeted therapy, and immunotherapy, and render the treatments less effective.

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

Our Approach

We are a pioneer in the discovery and development of novel therapeutics that target various classes of epigenetic regulators and modulate gene expression in a more selective manner than early epigenetic drugs. Our efforts have demonstrated that these distinct classes of epigenetic regulators are broadly druggable and that selective reprogramming of gene expression is a promising therapeutic approach not only to induce cancer cell killing but also to enhance anti-tumor immunity.

Integrated Platform

Our integrated epigenetics platform includes a deep understanding of the biological context in which epigenetic regulators operate, the development of small-molecule product candidates that selectively modulate their activity, and the design of clinical development programs supported by novel biomarker strategies.

Our approach to therapeutic agents to date has been focused on epigenetic targets:

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

Our epigenetics platform allows us to identify potential product candidates that intervene in diseases by targeting distinct classes of epigenetic regulators, including the following examples:

•

EZH2—an epigenetic writer—is an enzyme that suppresses target gene expression by adding modifications to chromatin. Certain cancer and immune cells can use EZH2 to promote growth of cancer cells or suppress an anti-tumor immune response; and

•

BET proteins—a group of epigenetic readers—are proteins that bind to chromatin and enhance target gene expression. Certain cancer cells can use BET proteins to promote growth of cancer cells and inflammatory disorders

We are also currently advancing several discovery programs against undisclosed epigenetic regulators focused on the tumor microenvironment and the immune microenvironment.

Our Product Candidates

CPI-0610—BET Inhibitor

Overview

BET proteins are epigenetic readers that turn on specific genes by binding unique regions of the genome through their ability to read specific chemical tags on chromatin. In some instances, BET proteins turn on genes that are abnormally expressed in a variety of human cancers. BET inhibitors downregulate the expression of oncogenes, which are key genes that have the potential to cause cancer, such as MYC or NF-κB target genes, and effectively kill many cancer cell lines in in vitro models. These observations resulted in the generation and clinical investigation of BET inhibitors in several cancer subtypes. We have observed preclinical activity in cancer subtypes that are driven by NF-κB signaling.

CPI-0610 is a small molecule designed to promote anti-tumor activity by specifically inhibiting the bromodomain function of BET proteins, which normally enhance target gene expression. Our epigenetics platform reflects our deep understanding of the biological contexts in which BET proteins operate, including cancer pathways that are highly sensitive to CPI-0610. A combination of our preclinical studies, as well as translational insights from our first-in-human study of CPI-0610, led us to prioritize the clinical development of CPI-0610 in MF.

We are currently enrolling patients in MANIFEST, an open-label Phase 2 clinical trial of CPI-0610 as a first-line or second-line treatment for MF, a progressive hematological cancer. We are testing CPI-0610 in combination with ruxolitinib in the first-line setting in ruxolitinib-naïve patients. We are also testing CPI-0610 as a monotherapy and in combination with ruxolitinib treatment in the second-line setting in patients who are refractory to, have an inadequate response to, or are intolerant of ruxolitinib. Preliminary data showed signs of clinical activity across a broad range of parameters, suggesting possible disease-modifying effects of CPI-0610. We believe that evidence of hemoglobin improvement with CPI-0610 may provide a benefit to patients with anemia, which is associated with both myelofibrosis itself and with treatment by ruxolitinib. See the section below titled Our Product Candidates/CPI-0610—BET Inhibitor/Clinical Development for more information.

We believe that the compound may have a differentiated safety profile compared with some other BET inhibitors. Clinical testing of CPI-0610 in more than 250 patients has found the compound to be generally well tolerated. As of October 17, 2019, CPI-0610, both as monotherapy and in combination with ruxolitinib, was generally well tolerated in each arm of the MANIFEST trial. Prior to initiating the MANIFEST study, we demonstrated that CPI-0610 was generally well tolerated across three Phase 1 clinical trials in which we treated a total of 138 patients with a variety of hematological malignancies. In a Phase 1 trial in lymphoma, we identified the maximum tolerated dose of 225 mg per day. We have seen evidence of clinical activity at a range of doses below this maximum tolerated dose, including the 125 mg starting dose being used in MANIFEST. We can titrate the dose upward to 225 mg per day and have done so without additional toxicity. We believe this potentially favorable therapeutic window may differentiate CPI-0610 from some other BET inhibitors. The dose-limiting toxicity for other BET inhibitors, which is thrombocytopenia, has been shown in CPI-0610 to be dose-dependent, non-cumulative, and reversible at the maximum tolerated dose of 225 mg in MF patients treated to date. See Our Product Candidates/CPI-0610—BET Inhibitor/Safety below for more information about the compound’s safety profile.

Based on these preliminary activity and safety data, we are currently planning to advance CPI-0610 into a Phase 3 clinical trial in the third quarter of 2020 after consultation with the FDA and the EMA.

BET Inhibition in Cancer

Abnormal BET function has been implicated in cancer through several means, including chromosomal translocation and gene amplification and overexpression whereby oncogenic and inflammatory signals are turned on in cancer cells through altered BET activity.

Of note, BET proteins control the expression of the target genes of NF-κB, a key immune signaling pathway that is abnormally activated in various diseases, including cancer and immune disorders. NF-κB signaling has been shown to be abnormally high in some hematological malignancies, such as MF and activated B cell-like diffuse large B-cell lymphoma, or ABC-DLBCL. In preclinical studies in MF, animals treated with BET inhibitors alone or in combination with a JAK1/JAK2 inhibitor displayed a reduction in NF-κB target gene expression, improvement in bone marrow fibrosis, and reduced disease burden.

In addition, BET proteins promote the generation of megakaryocytes from hematopoietic stem cells. We believe that the blood cells most responsible for bone marrow scarring in MF are dysfunctional megakaryocytes, which proliferate and produce inflammatory molecules in part through elevated NF-κB signaling.

Myelofibrosis

MF is part of a collection of progressive blood cancers known as myeloproliferative neoplasms and is associated with significantly reduced quality of life and shortened survival. As the disease progresses, the bone marrow produces fewer red blood cells, often leading to severe anemia (a condition characterized by low red-blood-cell counts) and red-blood-cell transfusion requirements. In addition, within one year of diagnosis, the incidence of thrombocytopenia increases significantly. Thrombocytopenia is a condition characterized by low platelet counts in the blood. Among other complications, most patients with MF have enlarged spleens as well as many other physical symptoms, including abdominal discomfort, bone pain, and extreme fatigue.

There are limited treatment options for patients with MF. Currently the JAK inhibitors ruxolitinib and fedratinib are the only approved products for MF, and there are no approved products for patients whose MF progresses after treatment with these products. Ruxolitinib is the current standard of care in intermediate- to high-risk MF. Ruxolitinib inhibits dysregulated janus kinase 1 and 2, or JAK1/JAK2, signaling that is associated with MF. Ruxolitinib produces spleen reduction and symptom improvement in MF patients. However, its side effects include increased anemia and transfusion dependence. In the SIMPLIFY-1 clinical trial of ruxolitinib in JAK1/ JAK2-inhibitor-naïve patients, transfusion dependence increased from 24.0% to 40.1% after 24 weeks of treatment with ruxolitinib. Ruxolitinib has not been shown to significantly reverse bone marrow fibrosis, a condition that has been documented as a primary cause of morbidity and mortality in MF. As a result of these factors, many patients cannot, or choose not to, initiate ruxolitinib therapy. Many other patients may not tolerate treatment with, or will have an insufficient response to, ruxolitinib. Patients generally have poor prospects for survival following discontinuation of therapy with ruxolitinib.

We believe that at least two-thirds of the 17,000 to 20,000 MF patients in the United States are intermediate- or high-risk patients and are therefore eligible for systemic treatment, including ruxolitinib. Incyte Corporation, or Incyte, which markets ruxolitinib, has estimated that about half of these eligible patients receive treatment with ruxolitinib, which is the standard of care. Based on preliminary data from the MANIFEST trial, we aim to demonstrate that virtually all patients eligible for, or taking, ruxolitinib could benefit from taking the combination of CPI-0610 and ruxolitinib. We aim to show that CPI-0610 in combination with ruxolitinib is associated with increased spleen volume reduction and symptom improvement compared to ruxolitinib alone. In addition, some MF patients, such as anemic patients, who might delay taking ruxolitinib due to anemia associated with the disease or with ruxolitinib therapy may benefit from initiating on the CPI-0610/ruxolitinib combination due to preliminary evidence of hemoglobin improvement and conversion to transfusion independence. CPI-0610 monotherapy may also provide benefit for patients who have discontinued treatment with ruxolitinib due to side effects or MF progression.

Clinical Development

Phase 2 Clinical Trial. We are currently conducting MANIFEST, a Phase 2 clinical trial of CPI-0610 as a monotherapy and in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) in patients with myelofibrosis, or MF, a progressive hematological cancer. We are enrolling MF patients who are Janus-kinase-1/2-, or JAK1/JAK2-, inhibitor-naïve, a first-line setting, as well as patients who are refractory to or intolerant of, or have had a sub-optimal response to, ruxolitinib, a second-line setting. In the first-line setting, we are testing CPI-0610 in combination with ruxolitinib in JAK1/JAK2-inhibitor-naïve patients with the aim of measuring spleen volume reduction and symptom improvement, among other relevant parameters. In the second-line setting, we are stratifying patients for dependence on red-blood-cell, or RBC, transfusions. In transfusion-dependent, or TD, patients, we are measuring conversion to transfusion independence, or TI, in addition to spleen volume reduction and symptom improvement. In non-TD patients, we are measuring spleen volume reduction and symptom improvement, among other relevant parameters.

On December 9, 2019, updated preliminary data from MANIFEST were presented at the Annual Meeting of the American Society of Hematology, or ASH. We believe that these preliminary data from MANIFEST suggest that CPI-0610 has the potential to offer meaningful benefits beyond the current standard of care in MF and may have disease-modifying effects. As of October 17, 2019, an aggregate of 120 patients were enrolled in MANIFEST.

One presentation related to Arms 1 and 2 of MANIFEST, in which we are evaluating CPI-0610, either as a monotherapy (Arm 1) or in combination with ruxolitinib (Arm 2) in ruxolitinib-refractory or -intolerant patients with MF. The second presentation related to Arm 3, in which we are evaluating the combination of CPI-0610 and ruxolitinib in JAK1/JAK2-inhibitor-naïve patients with MF.

The presentation relating to Arms 1 and 2 included updated preliminary data as of October 17, 2019 that showed signs of clinical improvement in spleen volume reduction, patient-reported symptom improvement, hemoglobin increases, bone marrow fibrosis score improvement and conversion to transfusion independence in transfusion-dependent patients. As of October 17, 2019, in Arm 2, six of 14 ruxolitinib-refractory or -intolerant patients who were TD at baseline had converted to TI. Neither of the two ruxolitinib-refractory or -intolerant patients in Arm 1 who were TD at baseline had converted to TI as of October 17, 2019.

The presentation relating to Arm 3 included preliminary data as of October 17, 2019, that showed signs of CPI-0610 clinical activity in JAK1/JAK2-inhibitor-naïve patients. As of October 17, 2019, 12 of 15 evaluable JAK1/JAK2-inhibitor-naïve patients treated with a combination of CPI-0610 and ruxolitinib for at least 12 weeks experienced at least a 35% reduction in spleen volume from baseline, or SVR35, and ten of 14 evaluable patients reported at least a 50% reduction in Total Symptom Score, or TSS50, both of which are measures of clinical activity that have been the basis for approval of other existing MF treatments.

As a result of preliminary data in JAK1/JAK2-inhibitor-naïve patients and in TD ruxolitinib-refractory or -intolerant patients, we have expanded enrollment in all three arms. We expanded Arm 3 for JAK1/JAK2-inhibitor-naïve patients from 43 patients to up to 101 patients. We expanded Cohort 1A in Arm 1 and Cohort 2A in Arm 2, which are the cohorts that include TD patients, from 16 to up to 60 patients. We are planning for a potential pivotal trial in the 1L setting that we expect to begin in 2020.

Arm 1: CPI-0610 Monotherapy in Ruxolitinib-Refractory or -Intolerant Patients (2L)

In this arm, patients are treated in a 21-day dosing cycle and are administered CPI-0610 starting at 125 mg once per day, which may be titrated up to 225 mg, with 14 days on treatment and seven days off treatment. The primary endpoints are the proportion of patients who achieve at least a 35% reduction in spleen volume from baseline after 24 weeks of treatment for non-TD patients and the rate at which TD patients convert to TI for patients who were TD at baseline.

The tables below present updated preliminary data as of October 17, 2019 from Arm 1 of MANIFEST.

As of October 17, 2019

Number of patients enrolled	36

Number of patients evaluable for efficacy	15

SVR35, best response	1 of 13 evaluable[1]

SVR35 at 24 weeks	0 of 9 evaluable[2]

SVR	11 of 13 evaluable[1]

SVR (%), median best change	-26.8%

SVR (%), median best change range	-57.5% to 10.8%

TSS50, best response	6 of 10 evaluable[1]

TSS50 at 24 weeks	3 of 6 evaluable[2]

TSS (%), median best change	-58.3%

TSS (%), median best change range	-90.1% to 13.4%

PGIC improvement, number of patients	14 of 15 evaluable[1]

PGIC much / very much improved	10 of 15 evaluable[1]

Hemoglobin increase of at least 1.5 mg/dL	6 of 11
.
Improvement in bone marrow fibrosis	2 of 9 evaluable[3]
TD to TI conversion	0 of 2 evaluable

TSS = Total Symptom Score, a clinical tool for recording patient-reported outcomes

PGIC = Patient Global Impression of Change, a clinical tool for recording patient-reported outcomes

TD = Transfusion Dependent, defined as receiving an average of ≥ 2 RBC transfusions per month during the 12 weeks prior to enrollment

TI = transfusion independent, defined as absence of RBC transfusions over any consecutive 12-week period

(1)	evaluable patients had a scan at baseline and at least one post-baseline scan or assessment available, received treatment for ≥ 12 weeks
(2)	evaluable patients had a scan at baseline and at least one post-baseline scan or assessment available, received treatment for ≥ 24 weeks
(3)	quantification of bone marrow cellularity is scored to one of four grade categories based on a review by a pathologist

Arm 2: CPI-0610 Add-On to Ruxolitinib in Ruxolitinib-Refractory or -Intolerant Patients (2L)

In this arm, CPI-0610 is added to treatment with ruxolitinib and CPI-0610 is dosed according to the schedule as in Arm 1 and patients continue treatment with ruxolitinib at their last stable dose with no titration of ruxolitinib. The primary endpoints are the proportion of patients who achieve at least a 35% reduction in spleen volume from baseline after 24 weeks of treatment for non-TD patients and the rate at which TD patients convert to TI for patients who were TD at baseline.

The tables below present updated preliminary data as of October 17, 2019, from Arm 2 of MANIFEST.

As of October 17, 2019

Number of patients enrolled	54

Number of patients evaluable for efficacy	33

SVR35, best response	5 of 32 evaluable[1]

SVR35 at 24 weeks	3 of 25 evaluable[2]

SVR	29 of 32 evaluable[1]

SVR (%), median best change	-17.1%

SVR (%), median best change range	-53.6% to 4.7%

TSS50, best response	19 of 31 evaluable[1]

TSS50 at 24 weeks	12 of 26 evaluable[2]

TSS (%), median best change	-61.8%

TSS (%), median best change range	-100% to 0.9%

PGIC improvement	30 of 33 evaluable[1]

PGIC much / very much improved	23 of 33 evaluable[1]

Hemoglobin increase of at least 1.5 mg/dL	2 of 15

Improvement in bone marrow fibrosis	10 of 23 evaluable[3]

TD to TI conversion	6 of 14 evaluable

(1)	evaluable patients had a scan at baseline and at least one post-baseline scan or assessment available, received treatment for ≥ 12 weeks
(2)	evaluable patients had a scan at baseline and at least one post-baseline scan or assessment available, received treatment for ≥ 24 weeks
(3)	quantification of bone marrow cellularity is scored to one of four grade categories based on a review by a pathologist

In Cohort 2A, which enrolled patients that were TD at baseline, three of 12 evaluable patients had a SVR35 response at week 24 and the evaluable patients had a median best percent change in spleen volume of -24.9%. Seven of 13 evaluable patients had a TSS50 response at week 24 and the evaluable patients had a median best percent change in TSS of -58.8% and nine of 12 evaluable patients reported PGIC improvement at 24 weeks. For the patients in this cohort evaluable after 12 weeks, five of 17 evaluable patients had a SVR35 response at any time (best response) and the evaluable patients had a median best percent change in spleen volume of -21.2%. Thirteen of 17 evaluable patients had a TSS50 response at any time (best response) and the evaluable patients had a median best percent change in TSS of -71% and 16 of 18 evaluable patients reported PGIC improvement.

In Cohort 2B, which enrolled patients that were not TD at baseline, no evaluable patients (0 of 13) had a SVR35 response at week 24 and the evaluable patients had median best percent change in spleen volume of -10.9%. Five of 13 evaluable patients had a TSS50 response at week 24, and the evaluable patients had a median best percent change in TSS of -44.1% and nine of 13 evaluable patients reported PGIC improvement at 24 weeks. For the patients in this cohort evaluable after 12 weeks, no patients (0 of 15) had a SVR35 response at any time (best response) and the evaluable patients had a median best percent change in spleen volume of -15.8%. Six of 14 evaluable patients had a TSS50 response at any time (best response) and the evaluable patients had a median best percent change of -49% and 14 of 15 evaluable patients reported PGIC improvement.

Arm 3: Combination of CPI-0610 and Ruxolitinib in JAK1/JAK2-Inhibitor-Naïve Patients (1L)

In this arm, patients are treated with CPI-0610 according to the schedule as in Arm 1 and receive either 10 mg or 15 mg twice per day of ruxolitinib, depending on the platelet count at baseline, with the ability to titrate up to a maximum dose of 20 mg twice per day. The primary endpoints are the proportion of patients who achieve at least a 35% reduction in spleen volume from baseline after 24 weeks of treatment.

The tables below present updated preliminary data as of October 17, 2019, from Arm 3 of MANIFEST.

As of October 17, 2019

Number of patients enrolled	30

Number of patients evaluable for efficacy	15 (SVR35) / 14 (TSS50)

SVR35, at 12 weeks	12 of 15 evaluable[1]

SVR (%), median change at 12 weeks	-49.7%

SVR (%), median change range at 12 weeks	-80.8% to -17.0%

TSS50, 12 weeks	10 of 14 evaluable[1]

TSS (%), median change at 12 weeks	-60.3%

TSS (5), median change range at 12 weeks	-100% to 90.2%

(1)	evaluable patients had a scan at baseline and at least one post-baseline scan or assessment available, received treatment for ≥ 12 weeks

Safety

As of October 17, 2019, CPI-0610, both as monotherapy and in combination with ruxolitinib, was generally well tolerated in each arm of the MANIFEST trial. In Arm 1, 34 patients remained active on treatment and two had discontinued. In Arm 2, 41 patients remained on active treatment and 13 had discontinued, including one patient who was initially transplant ineligible, who underwent stem cell transplantation after six cycles of CPI-0610 add-on to ruxolitinib treatment. All 30 patients in Arm 3 remained active on treatment as of October 17, 2019.

Three patients in Arm 2 discontinued treatment due to grade 5 (fatal) adverse events. These adverse events consisted of acute kidney injury, traumatic subdural hematoma (patient tripped and fell) and brain stem hemorrhage (patient without concomitant thrombocytopenia). We assessed the acute kidney injury as unlikely related to CPI-0610 and unlikely related to ruxolitinib. The clinical investigator assessed the acute kidney injury as possibly related to CPI-0610 and not related to ruxolitinib. We believe the acute kidney injury event was likely related to the concomitant use of other medications and possibly due to progression of disease. We and the relevant clinical investigator assessed the two other deaths as unrelated to CPI-0610.

The most common treatment-emergent adverse events, or TEAEs, of any grade observed in Arm 1 included diarrhea, nausea, headache, cough, vomiting, thrombocytopenia, dysgeusia, back pain, upper respiratory tract infection and hyperuricemia, each of which occurred in 10% or more of patients. The most frequently observed grade 3 or higher TEAEs irrespective of causality in Arm 1 were dyspnea (three patients), anemia (two patients), diarrhea (two patients), thrombocytopenia (two patients), hyponatremia (two patients), and neutropenia (two patients). TEAEs of grade 3 or higher considered related to CPI-0610 consisted of diarrhea and thrombocytopenia (two patients each), constipation, decreased appetite, diarrhea, dyspnea, neutropenia, rash, taste disorder, and upper abdominal pain (one patient each).

The most common TEAEs of any grade observed in Arm 2 included diarrhea, thrombocytopenia (including platelet count decrease), nausea, fatigue, cough, upper respiratory tract infection, vomiting, constipation, pain in extremity, peripheral edema, contusion, abdominal distension, decreased appetite, paresthesia, and arthralgia, each of which occurred in 10% or more of patients. The most frequently observed grade 3 or higher TEAEs irrespective of causality in Arm 2 were thrombocytopenia (including platelet count decrease) (seven patients), anemia (four patients), fatigue (three patients) and pneumonia (three patients). TEAEs of grade 3 or higher considered related to CPI-0610 by clinical investigator consisted of thrombocytopenia (including platelet count decrease) (seven patients), anemia (three patients), diarrhea and fatigue (two patients each), acute kidney injury, blood creatinine increase, nausea, neutropenia, and vomiting (one patient each).

The most common TEAEs of any grade observed in Arm 3 included diarrhea, anemia, nausea, thrombocytopenia (including platelet count decrease), dizziness, muscle spasms, constipation, dyspnea, and mouth ulceration, each of which occurred in 10% or more of patients. There were three patients with grade 3 anemia and one patient with grade 4 thrombocytopenia who required a dose interruption for three weeks.

MANIFEST Expansion and Future Updates

As a result of preliminary data in JAK1/JAK2-inhibitor-naïve patients and in TD ruxolitinib-refractory or -intolerant patients, we have expanded the treatment arms for these patients in MANIFEST. We expanded Arm 3 for JAK1/JAK2-inhibitor-naïve patients from 43 to up to 101 patients. We also expanded Cohort 1A (TD ruxolitinib-refractory, -resistant, or -ineligible patients being treated with being treated with CPI-0610 monotherapy) and Cohort 2A (TD patients adding CPI-0610 to existing ruxolitinib treatment due to suboptimal response or MF progression) from 16 to up to approximately 60 patients. We aim to provide 24-week data from approximately 25-30 evaluable JAK1/JAK2-inhibitor-naïve MF patients as well as 70-80 second line patients from MANIFEST at a medical meeting in mid-2020 and further updates in the second half of 2020. We expect to begin a Phase 3 trial with CPI-0610 + ruxolitinib versus placebo + ruxolitinib in ruxolitinib-naïve MF patients in the second half of 2020 after consultation with the FDA and the EMA. Below is the planned design of the Phase 3 trial:

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

Metastatic Castration-Resistant Prostate Cancer

According to the American Cancer Society, or ACS, prostate cancer is the second most common type of cancer among men in the United States and the second leading cause of cancer death in this population. The ACS estimates that in the United States more than 190,000 men will be diagnosed with prostate cancer and more than 33,000 men will die from prostate cancer in 2020.

The growth and survival of prostate cancer cells depend primarily on the androgen receptor signaling pathway. Cancer cells can use the binding of androgens to androgen receptors to trigger abnormal cell growth and tumor progression. The standard of care for the treatment of advanced prostate cancer is androgen deprivation therapy, or ADT, which induces medical castration or surgical castration to achieve reduced testosterone levels. Medical castration involves gonadotropin-releasing hormone antagonists, alone or in combination with first-generation anti-androgen therapy. Most men with prostate cancer treated with ADT respond, as measured by tumor regression, relief of symptoms, and reductions in serum PSA levels and are considered to have hormone-sensitive prostate cancer. However, almost all prostate cancer patients eventually experience a recurrence in tumor growth despite ADT. These patients are diagnosed with castration-resistant prostate cancer, or CRPC, which refers to prostate cancer that progresses despite ADT and is characterized by low serum testosterone levels. The development of CRPC following ADT is due in part to tumor cells that adapt to the hormone-deprived environment of the prostate.

Castration-resistant prostate cancer that spreads, or metastasizes, to other parts of the body is diagnosed as mCRPC and may be characterized by increasing PSA levels, elevated circulating tumor cells (CTC) counts, bone metastases, and soft tissue disease. CTCs are cells that have been shed from a primary tumor and are carried around the body in the blood and may lead to metastases.

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

We believe that there are approximately 140,000 men in the United States living with castration-resistant prostate cancer and that the majority of those patients will develop mCRPC. Based on third-party data, we estimate that there are approximately 30,000 to 50,000 new mCRPC patients per year in the United States. Most patients progress from earlier prostate cancer stages, while some patients are initially diagnosed with metastatic disease. We believe that most patients with mCRPC receive treatment with at least one ARS inhibitor. According to published literature, approximately 60-80% of patients with mCRPC respond to first-line treatment with either abiraterone acetate or enzalutamide, with nine to 15 months of PSA progression-free survival. Of those who have a PSA response, a large majority eventually develop resistance to ARS inhibitors. Resistance mechanisms to ARS inhibitors include AR amplification and overexpression and circulating androgen receptor splice variant-7, or ARV7, which is a constitutively active version of the AR that is no longer inhibited by ARS inhibitors. ARV7 is a marker for aggressive mCRPC. When patients’ response to this first-line therapy becomes inadequate, second-line therapy generally consists of switching patients to the other approved ARS inhibitor. Data from a study presented at the 2018 meeting of the American Society of Clinical Oncology by Dr. Kim Chi of the Vancouver Prostate Centre showed the following PSA responses and time to progression for abiraterone acetate use as a second-line treatment after enzalutamide and enzalutamide use as a second-line treatment after abiraterone acetate:

Prostate-Specific Antigen (PSA) Responses and Time to Clinical Progression (TTP) With Second-Line Abiraterone + Prednisone and Second-Line Enzalutamide Therapy Found in Kim Chi Study

CPI-1205 is a small molecule designed to promote anti-tumor activity by specifically inhibiting EZH2. In in vitro and in vivo models, we observed a dose-proportional inhibition of EZH2 by CPI-1205 that correlated with the tumor-growth-inhibiting activity. We completed a Phase 1 clinical trial of CPI-1205 as a monotherapy in 32 patients with relapsed B-cell lymphoma in which CPI-1205 demonstrated clinical activity and was well tolerated.

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

CPI-1205 Clinical Development

ProSTAR is an open-label Phase 1b/2 clinical trial of CPI-1205, a potent and highly selective small-molecule EZH2 inhibitor, in patients with metastatic castration-resistant prostate cancer (mCRPC) in the second-line setting. The ProSTAR study is evaluating CPI-1205 in combination with either enzalutamide or abiraterone / prednisone (“abiraterone”), which are ARS inhibitors, in mCRPC patients who experienced disease progression while receiving the other ARS inhibitor.

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

The Phase 1b portion of this trial was designed to establish the safety, pharmacokinetics, pharmacodynamics, maximum tolerated dose, and recommended Phase 2 dose of CPI-1205 with these agents. As of February 6, 2019, we observed evidence of clinical activity in both arms and in each of the parameters measured—prostate-specific antigen, or PSA, reductions, circulating tumor cell reductions, and objective responses by response evaluation criteria in solid tumors, or RECIST. Clinical activity was observed in both the enzalutamide and abiraterone arms, including best PSA reductions of 50% or more and an objective response by RECIST 1.1 criteria.

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

We are shifting the focus of ProSTAR to durability of clinical activity with CPI-1205. An endpoint previously accepted by regulatory authorities for pivotal clinical trials in prostate cancer is radiographic progression-free survival, or rPFS. In addition, we learned from a study presented by the Kim Chi lab at the 2018 ASCO that median responses to second-line therapy generally last only a few months. We are gathering data on time to progression, or TTP, of CPI-1205 in ProSTAR, a metric that may serve as a surrogate of rPFS in guiding future development of the compound. Determining TTP will require additional time for the data set to mature, and we expect to report these data from ProSTAR in mid-2020. Our plans for any potential Phase 3 program for CPI-1205 will depend on our assessment of these data on duration of effect, as well as other considerations.

CPI-0209—Second-Generation EZH2 Inhibitor

We designed CPI-0209, our second-generation EZH2 inhibitor, to achieve comprehensive coverage of EZH2 to potentially enable rapid and durable tumor regression. We believe that such a product could enable us to expand the addressable patient populations beyond those that have been targeted by first-generation EZH2 inhibitors. We are currently conducting the Phase 1 dose escalation portion of a Phase 1/2 clinical trial of CPI-0209 in solid tumors. The Phase 1 dose escalation phase of the clinical trial will study CPI-0209 monotherapy in advanced, relapsed solid tumor patients. After determining the recommended Phase 2 dose for the monotherapy, which we expect to accomplish in 2020, we intend to pursue monotherapy expansion arms in selected solid tumor indications as well as combination therapy development, employing a biomarker strategy that includes assessment of ARID1A and other mutations.

In preclinical studies, we observed that CPI-0209 bound to EZH2 more durably and with higher affinity when compared to first-generation EZH2 inhibitors. We believe that these characteristics may enable CPI-0209 to increase the level and duration of EZH2 inhibition compared to that of first-generation EZH2 inhibitors. Product candidates that provide more comprehensive and longer inhibition of EZH2 may treat certain cancer types requiring that effect. We believe that the level of EZH2 inhibition necessary to produce a therapeutic effect varies across cancer types based on our preclinical studies where we have observed that the dose required to affect tumor growth is higher in certain cancer types. As illustrated below left, we have also observed that CPI-0209 produced tumor regression beginning after five days of initiation of treatment in a lymphoma xenograft mouse model. At right, CPI-0209 demonstrated greater tumor regression in a mutated ARID1A model in bladder cancer compared to other EZH2 inhibitors.  Based on this, we hypothesize that CPI-0209 can potentially be effective in other tumor models where first-generation EZH2 inhibitors would be less effective.

Rapid and Durable Tumor Regression in Lymphoma Xenograft Mutated EZH2 Model (left) and Bladder Cancer Mutated ARID1A Model (right)

We plan to develop CPI-0209 for the treatment of solid tumors. We believe that mutations can render these tumor cells dependent on the activity of EZH2 and that cancer cells can use EZH2 as a resistance mechanism against therapeutic agents. We are considering developing CPI-0209 in one or more of these contexts.

Discovery Programs

We are currently advancing several programs against additional epigenetic regulators focused on the tumor and the immune microenvironment. To date, our epigenetics efforts in cancer have been focused on pathways relevant for immune cell re-programming to drive tumor rejection or to increase direct tumor cell killing. We remain committed to advancing programs that normalize abnormal cell gene expression within cancer cells.

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

We obtain clinical trial materials for CPI-1205, CPI-0610, and CPI-0209 using multiple third-party contract manufacturing organizations. We engage separate third-party manufacturers for producing active pharmaceutical ingredients and other manufacturers for making solid oral drug products

All of our product candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

CPI-0610 / Myelofibrosis

Ruxolitinib, a JAK1/JAK2 inhibitor developed and marketed by Incyte, was approved by the FDA in 2011 as a first-line treatment for intermediate- and high-risk myelofibrosis patients. Fedratinib (Inrebic®), a JAK2/FLT3 selective inhibitor was approved by the FDA in August 2019 and is now marketed by Bristol-Myers Squibb. There are no products approved by the FDA or regulatory authorities outside the United States as a second-line treatment for patients who no longer respond to or tolerate treatment with ruxolitinib. Many companies are developing product candidates or combination regimens that may compete with CPI-0610, if approved.

Incyte is developing treatments for second-line therapy in patients with MF that combine ruxolitinib with PI3 kinase inhibitors, provirus integration site for moloney murine leukemia virus (PIM) kinase inhibitors, and BET inhibitors. Incyte may develop these combinations in a co-formulated oral dosage form, which could increase the convenience of these combination regimens.

There are several other companies developing JAK1/JAK2 inhibitors as a first-line and second-line treatment of patients with MF. Celgene Corporation, or Celgene, acquired fedratinib in January 2018 as part of its acquisition of Impact Biosciences, Inc. In November 2019, Bristol-Myers Squibb acquired Celgene. Fedratinib has been evaluated in clinical trials as first- and second-line treatments for MF. Celgene has disclosed the intention to combine fedratinib with other products, such as the erythroid maturation agent luspatercept. CTI Biopharma Corp. is conducting a Phase 3 trial of pacritinib in MF patients with severe thrombocytopenia in the United States. On February 10, 2020, CTI disclosed that it had reached agreement with the FDA on an accelerated approval pathway for pacritinib, subject to submission of SVR data from the first 168 patients enrolled in the ongoing Phase 3 PACIFICA trial. Nippon Shinyaku is conducting a Phase 2 trial with NS-018 in patients with MF. Sierra Oncology is developing momelotinib, a JAK1/ACVR1 inhibitor for MF and associated anemia.

CPI-0610 could face competition from products with different biological targets that are in development as a therapeutic option for patients with MF with prior exposure to ruxolitinib, including as a monotherapy or in combination with ruxolitinib. These products include kinase inhibitors, telomerase inhibitors, Bcl-2 inhibitors, and other epigenetic inhibitors. Geron Corporation is conducting a Phase 2 trial evaluating imetelstat, a telomerase inhibitor, in patients with MF who have relapsed after or are refractory to prior treatment with a JAK1/JAK2 inhibitor. Imago BioSciences, Inc., is conducting a Phase 1 trial of IMG-7289 with an inhibitor of LSD1, which is an epigenetic target, in patients with MF. MEI Pharma, Inc., and Helsinn are conducting a Phase 2 trial of pracinostat, a histone deacetylase inhibitor in MF patients on treatment with ruxolitinib.  AbbVie is conducting a Phase 2 trial of navitoclax, a Bcl-2 inhibitor in MF patients on treatment with ruxolitinib, and confirmed in February 2020 its intention to launch an additional Phase 3 trial combining navitoclax with ruxolitinib in JAK1/JAK2-inhibitor-naïve patients.

We are aware of several companies that are developing BET inhibitors, including AbbVie, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Boehringer Ingelheim, SignalRx, and Zenith Epigenetics.

CPI-1205 / mCRPC

CPI-1205 could face competition from ARS inhibitors, chemotherapies, and products with alternative mechanisms. Competing ARS inhibitors include enzalutamide (Xtandi®), which is marketed by Pfizer and Astellas, and abiraterone acetate (Zytiga®), which is marketed by Janssen. In late 2018, generic versions of abiraterone acetate were launched.

In addition to direct competition for metastatic castration-resistant prostate cancer patients, earlier use of ARS inhibitors may reduce the number of mCRPC patients suitable for therapy with CPI-1205-containing regimens. Janssen received regulatory approval for abiraterone acetate in combination with androgen deprivation therapy in hormone-naïve metastatic prostate cancer in February 2018. In February 2018, the FDA approved apalutamide (Erleada®), an ARS inhibitor developed by Janssen for the treatment of non-metastatic CRPC, a disease state when the cancer no longer responds to medical or surgical treatments that lower testosterone but has not yet been discovered in other parts of the body. Bayer received FDA approval in July 2019 for darolutamide (Nubeqa®), an ARS inhibitor, plus androgen deprivation therapy (ADT) in non-metastatic CRPC.  Bayer is also conducting a Phase 3 clinical trial in metastatic hormone-sensitive prostate cancer. Pfizer and Astellas received FDA approval in December 2019 for enzalutamide in non-metastatic castration-resistant prostate cancer. Each of these products is a potential alternative for CPI-1205-based combination therapy for patients whose disease has progressed after initial treatment with an ARS inhibitor.

Competing chemotherapies include docetaxel (Taxotere), cabazitaxel (Jevtana), and sipuleucel-T (Provenge), which each provide an option for patients who may not wish to continue treatment with an ARS inhibitor. Product candidates targeting prostate-specific membrane antigen (PSMA) include the radioligand Lu-177-PSMA-617 (developed by Endocyte, which was acquired in 2019 by Novartis), AMG160 (Amgen), and HPN424 (Harpoon).

CPI-1205 may also face competition from products with alternative mechanisms of action, including poly-ADP-ribose polymerase, or PARP, inhibitors, targeted therapies including kinase inhibitors, immune checkpoint inhibitors and other immunotherapy-based mechanisms. Several companies are conducting clinical development of PARP inhibitors in prostate cancer, including AstraZeneca/Merck, Clovis Oncology, Pfizer, AbbVie, and Janssen/Glaxo SmithKline. In February 2020, Exelixis announced positive results from a Phase 2 clinical trial with cabozantinib (CABOMETYX®), a kinase inhibitor, combined with atezolizumab (TECENTRIQ®), a checkpoint inhibitor.

CPI-1205 could also face competition from products targeting similar or alternative epigenetic mechanisms. Zenith Epigenetics and GlaxoSmithKline are each testing BET inhibitors (ZEN-3694 and GSK 525762, respectively) in Phase 1 trials in patients with mCRPC. Pfizer initiated clinical development of an EZH2 inhibitor, PF-06821497, in a Phase 1b/2 trial that includes a combination arm with enzalutamide in mCRPC. Jiangsu HengRui is conducting a Phase 1/2 clinical trial of SHR2554, an EZH2 inhibitor, alone or in combination with SHR3680, an androgen receptor antagonist, in mCRPC. CellCentric. is developing CCS1477, a P300/CBP inhibitor, and is conducting Phase 1 clinical trials in prostate cancer. Epizyme, Inc., is conducting Phase 2 clinical trials of tazemetostat, an EZH2 inhibitor, in solid tumors and hematological malignancies and has announced plans to develop the compound in prostate cancer. Tazemetostat (Tazverik®) was approved by the FDA in January 2020 for treatment of patients with epithelioid sarcoma. Merck is conducting Phase 3 clinical trials of pembrolizumab in combination with chemotherapy, enzalutamide, and olaparib in prostate cancer.

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

Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both our owned and licensed intellectual property, we cannot be sure that patents will issue with respect to any of our owned or licensed pending patent applications or with respect to any patent applications that we or our licensors may file in the future, nor can we be sure that any of our owned or licensed patents or any patents that may be issued in the future to us or our licensors will be commercially useful in protecting our product candidates and methods of manufacturing the same. Moreover, other than for CPI-1205 and CPI-0610, we have generally not sought, and may be unable to obtain, patent protection for certain of our product candidates generally as well as with respect to certain indications. See “Risk factors—Risks related to our intellectual property” for a more comprehensive description of risks related to our intellectual property. We generally file patent applications directed to our key programs, including CPI-1205, CPI-0209 and CPI-0610, in an effort to establish our intellectual property positions regarding new compositions relating to these programs as well as uses of these and similar compositions in the treatment of relevant diseases. We also seek patent protection with respect to methods of making these compositions and to biomarkers that may be useful in establishing or monitoring the efficacy of these compositions in patients. As of January 1, 2020, we owned 24 issued or allowed U.S. patents, 10 U.S. pending non-provisional patent applications, 188 issued or allowed foreign patents, 44 foreign pending patent applications, 12 pending Patent Cooperation Treaty, or PCT, application and 7 U.S. provisional patent applications. The foreign issued patents and patent applications are in a number of jurisdictions, including Australia, Brazil, Canada, Chile, Colombia, Eurasia, Europe, Hong Kong, India, Indonesia, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, and South Africa for CPI-1205 and including Australia, Brazil, Canada, Eurasia, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, New Zealand, Singapore, and South Africa for CPI-0610 and including Argentina and Taiwan for CPI-0209. Additionally, our epigenetics platform is not protected by any patented intellectual property.

The intellectual property portfolios for our most advanced programs as of January 1, 2020, are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to below.

CPI-0610 / BET Inhibitor Program

The intellectual property portfolio for our CPI-0610 program includes patents and applications directed to compositions of matter generically and specifically covering CPI-0610 and related BET inhibitors, as well as to methods for using and making these novel compositions. As of January 1, 2020, we owned three issued or allowed U.S. patents, two issued or allowed European Patent Office patents, five pending PCT applications, and approximately 57 foreign patents and patent applications in a number of other jurisdictions relating to our CPI-0610 program. The U.S. or ex-U.S. issued patents or patents issuing from these pending applications, if any, for our CPI-0610 program are projected to have a statutory expiration date from December 2031 to June 2040, excluding any additional term for patent term adjustments or patent term extensions.

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

CPI-1205 / EZH2 Inhibitor Program

The intellectual property portfolio for our CPI-1205 program includes patents and applications directed to compositions of matter generically and specifically covering CPI-1205 and related EZH2 inhibitors, as well as to methods for using and making these novel compositions. As of January 1, 2020, we owned seven issued or allowed U.S. patents (including one reissue patent), two issued or allowed European Patent Office patents, five U.S. pending non-provisional patent applications, approximately 82 foreign patents and patent applications in a number of other jurisdictions, and two pending PCT applications relating to our CPI-1205 program. Of our owned U.S. patents, three are issued U.S. composition of matter patents that contain claims covering CPI-1205 specifically and generically. We are aware of prior art that may invalidate some but not all of the generic claims included in one of the composition of matter patents. While we believe that the specific claims and the other generic claims contained in our issued U.S. composition of matter patents provide protection for the composition of matter of CPI-1205 and are not implicated by such prior art, third parties may nevertheless challenge such claims and if such specific claims, or any such other generic claims on which we may rely, are invalidated or rendered unenforceable for any reason, we will lose valuable intellectual property rights and our ability to prevent others from competing with us would be impaired. The U.S.- or ex-U.S.-issued patents or patents issuing from these pending applications, if any, for our CPI-1205 program are projected to have statutory expiration dates between February 2033 and December 2039, excluding any additional term for patent term adjustments or patent term extensions.

CPI-0209 / Second-Generation EZH2 Inhibitor Program

The intellectual property portfolio for our CPI-1205 program includes patents and applications directed to compositions of matter generically and specifically covering CPI-1205 and related EZH2 inhibitors, as well as to methods for using and making these novel compositions. As of January 1, 2020, we owned one pending U.S. non-provisional application, three pending PCT applications, one pending U.S. provisional application, and two direct non-PCT filings in Argentina and Taiwan. The U.S. or ex-U.S. issued patents or patents issuing from these pending applications, if any, for our CPI-0610 program are projected to have a statutory expiration date from April 2039 to July 2040, excluding any additional term for patent term adjustments or patent term extensions. While we intend to timely file non-provisional patent applications relating to our provisional patent application, we cannot predict whether any of our future patent applications for CPI-0209 or any other future product candidates will result in the issuance of patents that effectively protect CPI-0209 and any other future product candidates, or if any of our or our licensors’ issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we and our licensors cannot be certain that we were the first to make the inventions claimed in our licensed patents, patents we own in the future, or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

LLS has agreed to pay us up to $7.5 million, or the LLS Funding, toward the costs of the research program. We may use such funding solely to pay or reimburse expenses of the research program in accordance with an agreed-upon budget. As of December 31, 2018, LLS has paid us $7.3 million in aggregate, and no additional funding paid in the year ended December 31, 2019. We are obligated, and have to date provided funding, to match LLS’s funding to support the research program.

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

Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.   Similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries, as well.

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

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new non-biologic drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Biologic Licensing Applications, of BLAs, are submitted for approval of biologic products. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,943,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate.  The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee, for federal fiscal year 2020, the standard fee is $340,995 and the small business fee is $85,249.

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

•

the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them, which is under review in the U.S. Supreme Court during its current term. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.  In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products.

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

In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, was adopted. The Clinical Trials Regulation will be directly applicable in all the EU Member States, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be   significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Employees

As of February 29, 2020, we had 106 full-time employees, including a total of 41 employees with M.D. or Ph.D. degrees. Of these full-time employees, 81 employees were engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Facilities

We currently occupy approximately 47,546 square feet of office space in Cambridge, Massachusetts under a lease that expires in June 2023.

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

ADDITIONAL INFORMATION

We were incorporated as a Delaware corporation in 2008. Our principal executive offices are located at 215 First Street, Suite 200, Cambridge, Massachusetts 02142, and our telephone number is (617) 714-0555. Our wholly owned subsidiary is Constellation Securities Corporation.

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

Since inception, we have incurred significant operating losses. Our net loss was $85.6 million for the year ended December 31, 2019, $59.9 million for the year ended December 31, 2018 and $35.4 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $319.4 million. To date, we have financed our operations primarily though sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue to advance our goal to become a late-stage oncology development company, including:

•

continue our Phase 1b/2 clinical trial of CPI-1205, which we refer to as the ProSTAR trial, our Phase 2 clinical trial of CPI-0610, which we refer to as MANIFEST, and our Phase 1/2 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;

•	advance our clinical-stage product candidates into later stage trials, including our plans to conduct a Phase 3 trial of CPI-0610;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
•

scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	acquire or in-license products, product candidates or technologies;
•	maintain, expand, enforce, defend and protect our intellectual property portfolio;
•	hire additional personnel to support our product development and planned future commercialization efforts and our operations as a public company.
•	add operational, financial and administrative personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 1b/2 clinical trial of CPI-1205, our Phase 2 clinical trial of CPI-0610, and our Phase 1/2 clinical trial of CPI-0209 and plan a Phase 3 clinical trial of CPI-0610; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we will incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•

the progress, costs and results of our ongoing Phase 1b/2 clinical trial of CPI-1205, Phase 2 clinical trial of CPI-0610, Phase 1/2 clinical trial of CPI-0209 and the planned Phase 3 clinical trial of CPI-0610;

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of approximately $383.9 million. We expect that our existing cash, cash equivalents and marketable securities as of December 31, 2019, will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2022. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

As of December 31, 2019, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules Capital, Inc. $10.0 million remains available for borrowing under the Loan Agreement, subject to certain conditions. We could in the future incur additional indebtedness under the Hercules Loan Agreement or via future loan agreements.

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

In addition, adverse developments in preclinical studies or clinical trials conducted by others of epigenetic product candidates or adverse events in patients treated with epigenetic products may cause the FDA or other regulatory agencies to require modifications to clinical trials of epigenetic product candidates, revise the requirements for approval of epigenetic product candidates or limit the use of epigenetic products, any of which could materially harm our business. Moreover, there have been significant adverse side effects in clinical trials of epigenetic product candidates of our competitors. For example, , one such competitor reported that some patients in its Phase 1 clinical trial of an EZH2 inhibitor had developed  secondary malignancies following treatment. This same company previously reported that in the course of the preclinical safety studies of its EZH2 inhibitor it had observed the development of lymphoma in rats. We have no clinical data from our studies to date to suggest that patients are likely to experience similar side effects with our product candidates that inhibit EZH2. However, due to concerns regarding hematological malignancies, the FDA previously inquired about our plans for typical long-term toxicology studies of CPI-1205, and required that we include the development of a rare leukemia as a potential risk in the informed consent for our CPI-1205 and CPI-0209 trials. The FDA required us to update the investigator’s brochure and informed consent for our trials of CPI-1205 and the investigator’s brochure and the study protocol for CPI-0209 to include the risk of the development of T-cell lymphoma. The FDA provided guidance regarding our planned long-term toxicology study in rats, including that it should be designed to enhance the probability of detecting whether the development of lymphoma is associated with exposure to these product candidates. On October 4, 2019 we received reports from the 90-day repeat-dose toxicology study indicating once daily oral administration of CPI-1205 in the main study group rats resulted in malignant lymphoma in four out of ten female rats in the high dose (300 mg/kg/day) group. This finding was not observed in male rats.  Although lymphoma can occur spontaneously in young rats, these findings were considered related to administration of CPI-1205 due to the high incidence in the females at 300 mg/kg/day relative to controls.  As of May 17, 2019, a total of 116 patients have been treated with CPI-1205 in clinical trials.  Based on a review of all treatment-emergent adverse events reported by 116 patients as of May 17, 2019, there have been no findings of secondary malignancies or premalignant conditions. We have notified the FDA of these preclinical toxicology findings and have updated our investigator brochure and informed consent form for CPI-1205 to include information about the findings of the toxicology study.

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

We are early in our development efforts.  We currently have three product candidates in clinical trials that we are developing, CPI-0610 for the treatment of myelofibrosis, or MF, CPI-1205 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, and a recently initiated Phase 1/2 clinical trial for our second generation EZH2 inhibitor CPI-0209. All of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in our integrated epigenetics platform to discover and develop new drugs that selectively modulate gene expression that may lead to the killing or reprogramming of cancer cells or result in anti-tumor immune activity. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

•	successfully completing preclinical studies and clinical trials;
•	expanding and maintaining a workforce of experienced scientists and others with relevant experience to continue to develop our product candidates;
•	successfully applying for and receiving marketing approvals from applicable regulatory authorities;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	establishing sales, marketing and distribution capabilities and successfully launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•	maintaining, enforcing, defending and protecting our rights in our intellectual property portfolio;
•	not infringing, misappropriating or otherwise violating others’ intellectual property or proprietary rights; and
•	maintaining a continued acceptable safety profile of the products following approval.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully develop and commercialize our product candidates, which would materially harm our business.

We may not be successful in our efforts to use our product platform to build a pipeline of product candidates.

One element of our strategy to date has been to use our integrated epigenetics product platform to build a pipeline of small molecule product candidates that selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity and progress these product candidates through clinical development for the treatment of a variety of different types of cancer.

We may not be able to identify additional compelling potential product candidates.  Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many large pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapies that work by targeting epigenetic mechanisms, including through EZH2 and BET inhibition, such as AbbVie Inc., AstraZeneca PLC, BMS, CellCentric Ltd, Daiichi Sankyo Company, Eli Lilly & Company, Epizyme, Inc., GlaxoSmithKline plc, Incyte, Inc., Novartis AG, Pfizer Inc. and Zenith Epigenetics Ltd.

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

Similarly, we previously reported that we were closely monitoring our CPI-0610 supply due to potential production shortages with one of our manufacturers.  In addition, the various manufacturing facilities with which we do business may also be affected by natural disasters, such as floods or fire, or societal disruptions or outbreaks such as the recently identified coronavirus. Further, facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

Some of our manufacturing activities take place outside of the United States.  In addition, with respect to clinical trial or manufacturing activities that take place outside of the United States, changes in import/export regulations or practices could impact our ability to obtain critical materials, drug substance, or product candidates across international borders.  Such challenges could have a material adverse effect on our business.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and use of our product candidates through compassionate use, and we will face an even greater risk if we commercially sell any products that we may develop. For example, on January 17, 2017, a participant dosed in one of the Company’s clinical trials filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium. The parties have reached agreement with regards to a resolution.

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

We do not have any manufacturing facilities, and we rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. In addition, we do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. If our current contract manufacturers or sources of drug substance cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We face risks related to health epidemics and other widespread outbreaks of contagious disease, including the novel coronavirus, COVID-19, which could significantly disrupt our operations and impact our financial results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, an outbreak of respiratory illness caused by a strain of novel coronavirus, COVID-19, began in China. As of March 2020, that outbreak has led to numerous confirmed cases worldwide, including in the Unites States and other countries where we are conducting clinical trials or activities in support thereof. The World Health Organization declared the outbreak a global public health emergency on January 30, 2020. In addition to those who have been directly affected, millions more have been affected by governmental efforts around the world to slow the spread of the outbreak. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including, for example, raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. While we believe that we currently have sufficient supply of our product candidates to continue our on-going clinical trials, some of our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19, such as China. There is no guarantee that the recent COVID-19, or any potential future outbreak would not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally. Some of our clinical trial sites are outside of the United States, including in areas recently noted as being impacted by COVID-19, such as Italy.  In the event that clinical trial sites are slowed down or closed to enrollment in our trials, this could have a material adverse impact on our clinical trial plans and timelines. We may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak.

Any negative impact that the outbreak has the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

We may enter into collaborations with third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

We may utilize collaboration, distribution and other marketing arrangements with third parties to develop and commercialize CPI-0610, CPI-1205 and/or CPI-0209 or any other product candidates for which we obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

In January 2018, after completing an internal review of our patent portfolio, we submitted a request to the USPTO to reissue one of our U.S. patents covering CPI-1205 in order to correct one structure in the claims. Corresponding requests have been filed for the corresponding Chinese, Eurasian and Colombian patents, all of which have been reissued with the corrected structure. The United States reissue application claiming the corrected structure was granted.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. For example, in November 2019, we received FDA orphan drug designation for CPI-0610 for the treatment of myelofibrosis.

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

We received Fast Track designation for CPI-0610 for the treatment of myelofibrosis in November 2018 and we may seek Fast Track designation for some of our additional product candidates. If an investigational drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure stockholders that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,181 and a maximum of $22,363 per false claim;

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

With enactment of the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump administration has represented to the U.S. Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them, which is under review by the U.S. Supreme Court during its current term. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices.  Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Risks Related to Our Common Stock

Our executive officers, directors and entities associated or affiliated with our executive officers and directors, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of February 29, 2020, our executive officers, directors and entities associated or affiliated with our executive officers and directors, in the aggregate, owned shares representing approximately 10.2% of our capital stock. As a result, if these stockholders were to choose to act together, they could substantially impact matters submitted to our stockholders for approval, as well as our management and affairs.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from July 18, 2018 to March 6, 2020, the closing price of our common stock ranged from a high of $49.30 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Moreover, holders of a substantial number of shares of our common stock, including shares of our common stock issuable upon exercise of outstanding warrants, have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have filed a registration statement registering all shares of common stock that we may issue under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

On October 3, 2019, we completed a private placement of 7,647,057 shares of our common stock to several accredited investors. In connection with the private placement, we filed a registration statement covering the resale by these investors of the shares of common stock purchased in the private placement, and we agreed to keep the registration statement effective until the date the shares covered by the registration statement have been sold or can be sold without restriction pursuant to Rule 144 of the Securities Act of 1933, as amended.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings at prices and terms to be determined at the time of sale. On December 13, 2019, we completed a public offering of 7,475,000 shares of common stock at a public offering price of $34.50 per share.  Sales of a substantial number of shares of our common stock, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently occupy approximately 47,546 square feet of office space in Cambridge, Massachusetts under a lease that expires in June 2023. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. On January 17, 2017, a participant dosed in one of the Company’s clinical trials filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium. The parties have reached agreement with regards to a resolution.

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

Holders of Our Common Stock

As of March 6, 2020, there were approximately 78 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Purchase of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

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

We have used approximately $10.0 million of the net proceeds from the IPO as of December 31, 2019 to fund the development of CPI-0610, CPI-1205 and CPI-0209, to advance our pipeline of preclinical candidates and to research and develop additional preclinical product candidates using our platform and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in money market accounts.

Item 6. Selected Financial Data.

You should read the following selected financial data together with our financial statements and companying notes appearing elsewhere in this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2019, 2018, and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited financial statements included elsewhere in this Annual Report on Form 10‑K. Our historical results for any prior period are not necessarily indicative of the results that may be expected in any future period.

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Operating expenses:
Research and development	$66,459	$48,769	$32,617
General and administrative	19,596	12,475	6,471
Total operating expenses	86,055	61,244	39,088
Loss from operations	(86,055)	(61,244)	(39,088)
Other income (expense):
Interest income	2,644	1,547	169
Interest expense	(2,115)	(228)	(901)
Change in fair value of preferred stock tranche liability	—	—	4,443
Total other income (expense), net	529	1,319	3,711
Loss before income taxes	$(85,526)	$(59,925)	$(35,377)
Income tax expense	24	—	—
Net loss	$(85,550)	$(59,925)	$(35,377)
Other comprehensive loss
Cumulative dividends on convertible preferred stock	—	—	(18,390)
Unrealized loss on marketable securities	(6)	—	—
Total other comprehensive loss	(6)	—	(18,390)
Net loss attributable to common stockholders	$(85,556)	$(59,925)	$(53,767)
Net loss per share attributable to common stockholders, basic and diluted	$(3.04)	$(5.00)	$(56.10)
Weighted average common shares outstanding, basic and diluted	28,151,763	11,984,293	958,447
Pro forma net loss per share attributable to common stockholders, basic and diluted (unaudited)			$(3.40)
Pro forma weighted average common shares outstanding, basic and diluted (unaudited)			11,689,795

(1)

See Note 16 to our consolidated financial statements for further details on the calculation of net loss per share, basic and diluted, attributable to common stockholders and the weighted‑average number of shares used in the computation of the per share amounts.

	As of December 31,
	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$383,934	$114,592
Working capital (1)	364,234	102,643
Total assets	399,130	118,938
Long-term debt, net of discount, including current portion	29,642	—
Total stockholders' equity	337,584	104,158

(1)	We define working capital as current assets less current liabilities.

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

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules impacting these targets to selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity. This platform reflects our deep understanding of the biology of regulation of gene expression by epigenetic regulatory proteins, or epigenetic regulators, the development of small-molecule product candidates that selectively modulate their activity, and the design of clinical development programs supported by novel biomarker strategies. We are able to target a broad variety of epigenetic regulators using our platform and have generated development candidates acting against distinct classes of those regulators. Our vision is to become a late-stage oncology development company, with a broad pipeline of development and discovery programs.

To date, we have financed our operations primarily through our initial public offering, IPO, sales of our preferred and common stock, payments received in connection with collaboration and research agreements, borrowings under loan agreements, and sales from our Jefferies Sales Agreement.

As of December 31, 2019, we have funded our operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock.

On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which we have borrowed $30.0 million and may borrow up to an additional $10.0 million subject to certain limitations. On October 3, 2019, we completed a private placement of an aggregate of 7,647,057 shares of our common stock and received net proceeds of approximately $64.9 million. In addition, on December 13, 2019, we completed a public offering of an aggregate of 7,475,000 of our common stock and received net proceeds of approximately $241.9 million.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the years ended December 31, 2019, 2018, and 2017, we reported a net loss of $85.6 million, $59.9 million and $35.4, respectively. As of December 31, 2019, we had an accumulated deficit of $319.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	continue our MANIFEST trial, continue our ProSTAR trial, and continue our Phase 1/2 clinical trial of CPI-0209;
•	advance our clinical-stage product candidates from mid-stage into later-stage trials, including our plans to conduct a Phase 3 trial of CPI-0610;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $383.9 million. We believe that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

•

the cost of developing and scaling our manufacturing process and manufacturing drug products for use in our preclinical studies and clinical trials, including agreements with third parties, such as consultants and contractors and contract manufacturing organizations, or CMOs;

•	laboratory supplies and research materials;

•	facilities, depreciation and other expenses, which include direct and allocated expenses for rent and maintenance of facilities and insurance; and
•	payments made under third-party licensing agreements.

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. Through December 31, 2018, we had received funding totaling $7.3 million from LLS upon the achievement of specified milestones including $0.1 million received in 2018, which were recorded as a reduction of our research and development expenses. There was no additional funding received in the year ended December 31, 2019.

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

Other Income (Expense)

Interest income

Interest income consists of interest earned on our invested cash balances and associated with our marketable securities. We expect our interest income to increase as we invest the cash received from the net proceeds from our offerings of common stock and net proceeds from borrowings under the Hercules Loan Agreement.

Interest expense

For the year ended December 31, 2019, interest expense consists of interest expense on borrowings under the Hercules Loan Agreement, as well as amortization of debt discount and debt issuance costs.

For the year ended December 31, 2018 and before, interest expense consists of interest expense on outstanding borrowings under our April 2016 loan and security agreement with Oxford Finance LLC and Silicon Valley Bank, or the 2016 Loan Agreement, as well as amortization of debt discount and debt issuance costs. Interest expense also consists of the change in the fair value of our preferred stock warrants. In connection with the 2016 Loan Agreement, we issued warrants to purchase Series B preferred stock. We classified these warrants as a liability on our balance sheet that we remeasured to fair value at each reporting date, and we recognized changes in the fair value of the warrant liability as interest expense in our statements of operations and comprehensive loss.

Upon the closing of our IPO, the preferred stock warrants became exercisable for common stock instead of preferred stock, and the fair value of the warrant liability at that time was reclassified to additional paid-in capital. As a result, we no longer remeasure the fair value of the warrant liability at each reporting date.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards of $317.4 million and $315.3 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2028. As of December 31, 2019, we also had U.S. federal and state research and development tax credit carryforwards of $12.1 million and $4.4 million, respectively, which begin to expire in 2028 and 2025, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

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

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Operating expenses:
Research and development	$66,459	$48,769	$17,690
General and administrative	19,596	12,475	7,121
Total operating expenses	86,055	61,244	24,811
Loss from operations	(86,055)	(61,244)	(24,811)
Other income (expense):
Interest income	2,644	1,547	1,097
Interest expense	(2,115)	(228)	(1,887)
Total other income (expense), net	529	1,319	(790)
Loss before income taxes	(85,526)	(59,925)	(25,601)
Income tax expense	24	—	24
Net loss	$(85,550)	$(59,925)	$(25,625)

Research and development expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$16,806	$14,919	$1,887
CPI-0610	15,462	4,835	10,627
CPI-0209	3,604	5,319	(1,715)
Preclinical pipeline	3,522	3,301	221
Unallocated expenses:
Personnel related (including stock-based compensation)	18,425	13,210	5,215
Laboratory supplies and consumables	2,392	2,503	(111)
Facility related and other	6,248	4,682	1,566
Total research and development expenses	$66,459	$48,769	$17,690

Research and development expenses were $66.5 million for the year ended December 31, 2019 compared to $48.8 million for the year ended December 31, 2018. The increase in costs related to our CPI-1205 program was primarily due to increased enrollment in our ProSTAR trial, offset by the decreased cost of our ORIOn-E trial due to the orderly close out of such trial in 2019. The increase in costs related to our CPI-0610 program was primarily due to increased enrollment in our MANIFEST trial in 2019. The decrease in costs related to our CPI-0209 program was primarily due to the decrease in preclinical and process chemistry expenses as we moved into our Phase 1/2 clinical trial.

The increase in personnel related costs was primarily due to overall increase in headcount in our research and development function in 2019. Personnel related costs for year ended December 31, 2019 and 2018 included stock-based compensation expense of $2.7 million and $1.7 million, respectively. The increase in facility related and other costs was related to the additional office space rented and software licensed to support the increased headcount in 2019.

General and administrative expenses

	Year Ended December 31,
	2019	2018	Change
	(in thousands)
Personnel related (including stock-based compensation)	$11,232	$6,736	$4,496
Professional and consultant fees	4,265	2,942	1,323
Facility related and other	4,099	2,797	1,302
Total general and administrative expenses	$19,596	$12,475	$7,121

General and administrative expenses for the year ended December 31, 2019 were $19.6 million, compared to $12.5 million for the year ended December 31, 2018. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense in 2019. Personnel related costs for the years ended December 31, 2019 and 2018 included stock-based compensation expense of $4.2 million and $2.3 million, respectively. Professional and consultant fees and facility related and other costs were increased due to consulting expenses associated with operating as a public company.

Other Income (Expense)

Interest income

Interest income increased to $2.6 million for the year ended December 31, 2019 from $1.5 million for year ended December 31, 2018 due to interest income associated with our marketable securities.

Interest expense

Interest expense was $2.1 million for the year ended December 31, 2019 and consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement. Interest expense was $0.2 million for the years ended December 31, 2018 and consisted primarily of cash and non-cash interest related to the 2016 Loan Agreement, which was paid off in July 2018.

Comparison of the Years Ended

A discussion of changes in our results of operations during the year ended December 31, 2018 compared to the year ended December 31, 2017 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 14, 2019, which discussion is incorporated herein by reference and which is available free of charge on the SECs website at www.sec.gov.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Through December 31, 2019, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements, borrowings under loan agreements, and proceeds from public and private offerings of our common stock. On March 20, 2019, we entered into the Loan Agreement with Hercules to provide up to $40.0 million in funding, to be made available in four tranches. As of December 31, 2019, we had drawn down on the first and second of the four tranches and in connection with the draw down received net proceeds of $29.5 million. On October 3, 2019, we completed a private placement of an aggregate of 7,647,057 shares of its common stock and received net proceeds of approximately $64.9 million. In addition, on December 13, 2019, we completed a public offering of an aggregate of 7,475,000 of its common stock and received net proceeds of approximately $241.9 million. As of December 31, 2019, we had cash, cash equivalents and marketable securities of $383.9 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash used in operating activities	$(72,248)	$(48,823)	$(37,586)
Cash used in investing activities	(49,609)	(476)	(582)
Cash provided by financing activities	341,597	147,670	17,652
Net increase (decrease) in cash, cash equivalents and restricted cash	$219,740	$98,371	$(20,516)

Operating activities

During the year ended December 31, 2019, operating activities used $72.2 million of cash, primarily resulting from our net loss of $85.6 million, partially offset by net non-cash expense of $7.5 million and net cash provided by changes in our operating assets and liabilities of $5.8 million. Net cash provided by changes in our operating assets and liabilities for the year ended December 31, 2019 consisted primarily of a $5.9 million increase in accounts payable and accrued expenses and other current liabilities, $0.1 million net increase in operating lease, right-of-use assets and liabilities, partially offset by a $0.2 million increase in prepaid expenses and other current assets.

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

Investing activities

During the year ended December 31, 2019, net cash used in investing activities was $49.6, primarily due to purchases of marketable securities totaling $114.7 million and purchases of property and equipment totaling $0.7 million, offset by proceeds from maturities and sales of marketable securities totaling $65.8 million. The purchases of property and equipment was related to equipment and software purchases to expand our discovery activities. During the years ended December 31, 2018 and 2017, net cash used in investing activities was $0.5 million, and $0.6 million, respectively, due to purchases of marketable securities in 2019 and purchases of property and equipment. The purchases of property and equipment during the year ended December 31, 2018 related to equipment and software purchases to expand our discovery activities. The purchases of property and equipment during the year ended December 31, 2017 related to purchases of new laboratory equipment.

Financing activities

During the year ended December 31, 2019, net cash provided by financing activities was $341.6 million, consisting primarily of net proceeds from our public offering of $241.9 million, net proceeds from our private placement of $64.9 million, net proceeds from borrowing under Loan Agreement of $29.5 million, net proceeds from exercise of stock option of $5.0 million, and net proceeds from sales from our Jefferies Sales Agreement of $0.1 million.

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

Loan and Security Agreement

We previously had outstanding amounts due under an agreement of $11.8 million (the “2016 Loan Agreement”). Borrowings under the 2016 Loan Agreement bore interest at an annual rate of 7.6% and were repaid in full on July 3, 2018. In addition, a final payment equal to 5% of the original principal amount was paid upon the final principal payment.

On March 20, 2019, we entered into the Loan Agreement with Hercules as administrative and collateral agent, and various other lenders, pursuant to which we may borrow under a term loan up to an aggregate principal amount of $40.0 million, to be made available in four tranches. The outstanding principal balance as of December 31, 2019 is $30.0 million.  As of December 31, 2019, we had drawn down on the first and second of the four tranches, and we have the ability to draw down the remainder of the tranches until March 31, 2020, subject to lender approval. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or a portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, we granted Hercules a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants.  If we fail to make payments when due, or breaches any operational covenant or has any event of default, this could have a material adverse effect on our business and financial condition.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, as a result of our IPO, we expect to continue to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

•	the timing and progress of preclinical and clinical development activities;
•

the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•	the timing and outcome of regulatory review of our product candidates;

•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;

•	our requirements and timing to expand headcount and facilities in order to support our growing operations:
•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•	developments concerning our contract manufacturers;
•	our ability to obtain materials to produce adequate product supply for any approved product or inability to do so at acceptable prices;
•	our ability to establish additional collaborations if needed;

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

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $383.9 million. We believe that our cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitment (1)	$13,503	$3,592	$9,911	$—	$—
Debt obligations (2)	38,166	2,608	35,558	—	—
Total	$51,669	$6,200	$45,469	$—	$—

(1)	Amounts in table reflects payments due for our lease of office and laboratory space in Cambridge, Massachusetts under an amendment of operating lease agreement that expires in June 2023.

(2)	Amounts in table reflect the contractually required principal, interest and the final payment due under the Hercules Loan Agreement as of December 31, 2019.

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

The LLS Agreement requires us to make certain milestone payments to LLS, that could total up to $25.0 million in aggregate, upon our receipt of payments associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. We have not included future payments under this agreement in the table of contractual obligations above since these obligations are contingent upon future events. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving these milestones.

We have also entered into license agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of December 31, 2019, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of financial condition and results of operations are based on our consolidated financial statements which are prepared in accordance with generally accepted accounting principles, or GAAP, in the United States. The preparation of our consolidated financial statements and related disclosures requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates and assumptions involved in the accounting policies described below may have the greatest potential impact on our consolidated financial statements and, therefore, consider these to be our critical accounting policies. We evaluate our estimates and assumptions on an ongoing basis using historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions and conditions.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	vendors in connection with preclinical development activities;
•	CMOs in connection with the process development and scale up activities and the production of preclinical and clinical trial materials; and
•	CROs and other providers in connection with clinical trials.

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

Valuation of Warrants to Purchase Preferred Stock

We issued warrants to purchase preferred stock in 2013 and 2014 for the purchase of 375,000 shares of Series B Preferred Stock.  Upon the closing of the IPO in July 2018, these warrants converted into warrants to purchase 34,062 shares of common stock at which time we reclassified the carrying value of the warrants to additional paid-in capital.

Prior to the warrants becoming warrants to purchase common stock, we were required to remeasure the fair value of the liability for these preferred stock warrants at each reporting date since their grant date, with any adjustments recorded in interest expense. The warrants outstanding at each reporting date were remeasured using the Black-Scholes option-pricing model, and the resulting change in fair value was recorded as interest expense in the statements of operations and comprehensive loss.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2019, we had cash, cash equivalents and marketable securities of $383.9 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of December 31, 2019, we had $30.0 million of borrowings outstanding under the Loan Agreement. This term loan bears interest at a variable annual rate equal to the greater of (i) 8.55% and (ii) the prime rate plus 2.55%, thereby exposing us to interest rate risk. Based upon the prime rate at December 31, 2019 of 4.75% and considering the $30.0 million of principal outstanding, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operation.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019, and 2018.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Constellation Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Constellation Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in year ended December 31, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

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

Boston, Massachusetts

March 10, 2020

Constellation Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$334,332	$114,592
Marketable securities	49,602	—
Prepaid expenses and other current assets	3,055	2,711
Total current assets	386,989	117,303
Property and equipment, net	971	1,210
Restricted cash	425	425
Operating lease, right-of-use assets	10,745	—
Total assets	$399,130	$118,938

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,278	$5,723
Accrued expenses and other current liabilities	12,915	8,937
Current portion of lease liabilities - operating lease	2,562	—
Total current liabilities	22,755	14,660
Long-term debt, net of current portion and discount	29,642	—
Operating lease liabilities, net of current portion	8,759	—
Deferred rent, net of current portion	—	118
Other long-term liabilities	390	2
Total liabilities	61,546	14,780
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2019 and 2018, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2019 and 2018, respectively; 41,719,039 and 25,803,475 shares issued at December 31, 2019 and 2018, respectively; 41,719,039 and 25,803,135 shares outstanding at December 31, 2019 and 2018, respectively	4	3
Additional paid-in capital	656,973	337,992
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(319,387)	(233,837)
Total stockholders' equity	337,584	104,158
Total liabilities and stockholders' equity	$399,130	$118,938

The accompanying notes are an integral part of these consolidated financial statements.

Constellation Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2019	2018	2017

Operating expenses:
Research and development	$66,459	$48,769	$32,617
General and administrative	19,596	12,475	6,471
Total operating expenses	86,055	61,244	39,088
Loss from operations	(86,055)	(61,244)	(39,088)
Other income (expense):
Interest income	2,644	1,547	169
Interest expense	(2,115)	(228)	(901)
Change in fair value of preferred stock tranche liability	—	—	4,443
Total other income (expense), net	529	1,319	3,711
Loss before income taxes	(85,526)	(59,925)	(35,377)
Income tax expense	24	—	—
Net loss	$(85,550)	$(59,925)	$(35,377)
Other comprehensive loss
Cumulative dividends on convertible preferred stock	—	—	(18,390)
Unrealized loss on marketable securities	(6)	—	—
Total other comprehensive loss	(6)	—	(18,390)
Net loss attributable to common stockholders	$(85,556)	$(59,925)	$(53,767)
Net loss per share attributable to common stockholders, basic and diluted	$(3.04)	$(5.00)	$(56.10)
Weighted average common shares outstanding, basic and diluted	28,151,763	11,984,293	958,447

The accompanying notes are an integral part of these consolidated financial statements.

Constellation Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands, Except Share Amounts)

						Accumulated		Total
	Convertible Preferred Stock				Additional	Other		Stockholders'
	(Series A, B, D, E, E-1 and F)		Common Stock		Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Gain	Deficit	(Deficit)
Balances at December 31, 2017	118,867,177	$173,228	962,898	$—	$8,079	$—	$(173,912)	$(165,833)
Issuance of Series F convertible preferred stock, net of issuance costs of $144	99,750,000	99,606	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon closing of the initial public offering	(218,617,177)	(272,834)	20,501,927	2	272,832	—	—	272,834
Conversion of preferred stock warrants to common stock warrants upon closing of initial public offering	—	—	—	—	364	—	—	364
Issuance of common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	4,000,000	1	52,162	—	—	52,163
Repayment of promissory notes issued upon early exercise of unvested options	—	—	229,357	—	290	—	—	290
Stock-based compensation expense	—	—	—	—	3,952	—	—	3,952
Vesting of common stock issued upon early exercise of unvested options	—	—	664	—	4	—	—	4
Exercise of common stock warrant	—	—	51,032	—	79	—	—	79
Stock option exercises	—	—	57,257	—	230	—	—	230
Net loss	—	—	—	—	—	—	(59,925)	(59,925)
Balances at December 31, 2018	—	—	25,803,135	3	337,992	—	(233,837)	104,158
Issuance of common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—	15,161,563	1	307,026	—	—	307,027
Stock-based compensation expense	—	—	—	—	6,910	—	—	6,910
Vesting of common stock issued upon early exercise of unvested options	—	—	340	—	—	—	—	—
Exercise of common stock warrant	—	—	7,919	—	—	—	—	—
Stock option exercises	—	—	746,082	—	5,045	—	—	5,045
Unrealized loss on marketable securities	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(85,550)	(85,550)
Balances at December 31, 2019	—	$—	41,719,039	$4	$656,973	$(6)	$(319,387)	$337,584

The accompanying notes are an integral part of these consolidated financial statements.

Constellation Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net loss	$(85,550)	$(59,925)	$(35,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	758	562	474
Stock-based compensation expense	6,910	3,952	1,151
Non-cash interest expense	507	45	326
Amortization and accretion on marketable securities	(698)	—	—
Change in fair value of preferred stock warrant liability	—	110	28
Change in fair value of preferred stock tranche liability	—	—	(4,443)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(232)	(1,393)	(803)
Operating lease, right-of-use assets	3,308	—	—
Accounts payable	1,733	2,751	67
Accrued expenses and other current liabilities	4,177	5,184	915
Operating lease liabilities	(3,161)	—	—
Deferred rent	—	(127)	94
Other assets	—	18	(18)
Net cash used in operating activities	(72,248)	(48,823)	(37,586)
Cash flows from investing activities:
Purchase of marketable securities	(114,685)	—	—
Purchases of property and equipment	(699)	(476)	(582)
Proceeds from maturities and sales of marketable securities	65,775	—	—
Net cash used in investing activities	(49,609)	(476)	(582)
Cash flows from financing activities:
Proceeds from common stock offerings, net of underwriting discounts and commissions	307,027	55,801	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	99,606	24,231
Proceeds from issuance of long-term debt	29,650	—	—
Payment of debt issuance costs	(125)	—	—
Payments on long-term debt, including final payment	—	(4,698)	(6,634)
Proceeds from repayment of promissory notes issued upon early exercise of stock options	—	290	—
Payments of initial public offering costs	—	(3,638)	—
Proceeds from issuance of common stock upon stock option exercises	5,045	230	55
Proceeds from exercises of common stock warrants	—	79	—
Net cash provided by financing activities	341,597	147,670	17,652
Net increase (decrease) in cash, cash equivalents and restricted cash	219,740	98,371	(20,516)
Cash, cash equivalents and restricted cash at beginning of period	115,017	16,646	37,162
Cash, cash equivalents and restricted cash at end of period	$334,757	$115,017	$16,646

Supplemental disclosure of cash flow information:
Interest paid	$1,387	$105	$546
Income taxes paid	$1	$—	$—

Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable	$—	$180	$5
Vesting of common stock subject to repurchase	$—	$4	$9

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and proceeds from the initial public offering (“IPO”) completed in July 2018. On March 20, 2019, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) pursuant to which Hercules agreed to provide the Company with up to $40.0 million in funding, to be made available in four tranches. December 31, 2019, the Company had drawn down on the first and second of the four tranches and in connection with the draw down received net proceeds of $29.5 million. On October 3, 2019, the Company completed a private placement of an aggregate of 7,647,057 shares of its common stock and received net proceeds of approximately $64.9 million. In addition, on December 13, 2019, the Company completed a public offering of an aggregate of 7,475,000 of its common stock and received net proceeds of approximately $241.9 million.

The Company has incurred recurring losses since inception, including net losses of $85.6 million, $59.9 million and $35.4 million for the year ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, the Company had an accumulated deficit of $319.4 million. The Company expects to continue to generate operating losses in the foreseeable future. As of March 10, 2020, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Significant estimates and assumptions reflected in these financial statements include, but are not limited to, revenue recognition, the accrual of research and development expenses, preferred stock tranche liability and stock-based awards. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances. On an ongoing basis, management evaluates its estimates, as there are changes in circumstances, facts and experience. Actual results may differ from those estimates or assumptions.

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2019, 2018 or 2017.

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

The Company’s cash equivalents and preferred stock warrant liability are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of December 31, 2019 (see Note 8) approximated fair value (a Level 3 measurement) based on interest rates currently available to the Company.

Preferred stock tranche right

The Series E-1 preferred stock purchase agreement provided the investors with the right to participate in a subsequent closing of Series E-1 preferred stock upon the earlier of one year from the issuance date or the achievement of a strategic event as determined by the Company’s board of directors (the “Series E-1 Tranche Right”). The Series E-1 Tranche Right met the definition of a freestanding financial instrument as the Series E-1 Tranche Right was legally detachable and separately exercisable from the Series E-1 preferred stock. The Series E-1 Tranche Right was classified as a liability and initially recorded at fair value. The preferred stock tranche liability was subject to revaluation at each balance sheet date until its exercise in 2017. Changes in fair value are included as a line item within other income (expense) in the accompanying statements of operations and comprehensive loss.

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

In July 2012, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with the Leukemia & Lymphoma Society (“LLS”) pursuant to which LLS committed to provide financial support (the “Funding”) to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. The Company concluded that the LLS Agreement was not within the scope of the accounting guidance for collaboration arrangements (see Note 15). Due to the co-funded nature of the payments and the Company’s assessment that it did not have a vendor/customer relationship with LLS, the Company recognized the nonrefundable payments received under the agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consists of highly liquid investments that are readily convertible into cash with original maturities of three months or less from the date of purchase. The Company has a policy of making investments only in government securities or with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in reverse repurchase agreements (RRAs), government securities and obligations, corporate debt securities and money market funds. RRAs are collateralized by deposits in the form of government securities and obligations for an amount not less than 102% of their value. The Company does not record an asset or liability as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least the prevailing credit rating of US Government Treasuries and Agencies. The Company utilizes a third party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs have stated maturities of less than 30 days.

As of December 31, 2019, the Company classified $0.4 million as restricted cash related to a letter of credit issued as a security deposit in connection with Company's lease of its corporate office facilities (Note 13). Cash, cash equivalents and restricted cash consists of the following:

	December 31,
	2019	2018
Cash and cash equivalents	$334,332	$114,592
Restricted cash	425	425
Cash, cash equivalents and restricted cash	$334,757	$115,017

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

The Company’s convertible preferred stock contractually entitles the holders of such shares to participate in dividends but does not contractually require the holders of such shares to participate in losses of the Company. Accordingly, in periods in which the Company reports a net loss, such losses are not allocated to such participating securities. In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2019, 2018 and 2017.

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

The adoption of this accounting standard resulted in the recording of operating lease right-of-use ("ROU") assets and lease liabilities for lease arrangements with an initial term greater than twelve months of $3.1 million and $3.5 million, respectively, as of January 1, 2019. The difference between the operating lease assets and liabilities was recorded as an adjustment to “Other liabilities” on the consolidated and condensed balance sheets, primarily related to deferred rent (lease incentives). The adoption of ASU 2016-02 had no impact on Retained earnings.  For additional information regarding how the Company is accounting for leases under Topic 842, refer to Note 12, Leases, in the “Notes to Condensed Consolidated Financial Statements” in this Form 10-K.

Recently issued accounting pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. The new guidance is effective for the Company for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the potential impact that the adoption of this guidance may have on the consolidated financial statements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The new guidance is effective for the Company for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities, including adoption in an interim period. The Company does not anticipate that the standard will have a significant impact on its financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The Company does not anticipate that the standard will have a significant impact on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12, which includes amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, or ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The new guidance is effective for the Company for annual periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption of the amendments is permitted. The Company is currently evaluating ASU 2019-12.

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds included in cash and cash equivalents	$303,345	$—	$—	$303,345
Commercial paper	—	8,986	—	8,986
Corporate debt securities	—	2,001	—	2,001
Reverse Repurchase Agreements (RRAs)	—	20,000	—	20,000
	$303,345	$30,987	$—	$334,332
Marketable securities:
Corporate debt securities	$—	$12,748	$—	$12,748
Commercial paper	—	26,808	—	26,808
Government securities	—	10,046	—	10,046
Total	$—	$49,602	$—	$49,602

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets:
Money market funds included in cash and cash equivalents	$114,592	$—	$—	$114,592
	$114,592	$—	$—	$114,592

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

During the years ended December 31, 2019 and 2018, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

The following table summarizes the Company’s marketable securities and cash equivalents as of December 31, 2019. The Company did not hold any marketable securities as of December 31, 2018.

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
Cash equivalents:
Money market funds	$303,345	$—	$—	$303,345
Commercial paper	8,986	—	—	8,986
Corporate debt securities	2,001	—	—	2,001
Reverse Repurchase Agreements (RRAs)	20,000	—	—	20,000
Total cash equivalents	$334,332	$—	$—	$334,332

Marketable securities:
Corporate debt securities	$12,753	$—	$(5)	$12,748
Commercial paper	26,808	—	—	26,808
Government securities	10,047	—	(1)	10,046
Total marketable securities	$49,608	$—	$(6)	$49,602
Total cash equivalents and marketable securities	$383,940	$—	$(6)	$383,934

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory equipment	$5,411	$5,603
Computer equipment and internal-use software	1,567	2,319
Furniture and fixtures	330	289
Leasehold improvements	466	240
	7,774	8,451
Less: Accumulated depreciation and amortization	(6,803)	(7,241)
	$971	$1,210

Depreciation and amortization expense were $0.8 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively. During the year ended December 31, 2019 and 2018, the Company disposed of property and equipment with a gross book value and accumulated depreciation of $1.2 million and less than $0.1 million, respectively. There was no gain or loss resulting from the disposals.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued employee compensation and benefits	$4,527	$2,726
Accrued external research and development expense	7,707	5,610
Accrued professional fees	184	255
Other	497	346
	$12,915	$8,937

7. Collaboration and Research Agreements

Leukemia & Lymphoma Society

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through December 31, 2018, the Company received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense. There was no additional funding received in the year ended December 31, 2019.

The LLS Agreement requires the Company to make payments to LLS upon the Company’s achievement of specified milestones that could total up to $25.0 million in aggregate (see Note 15).

8. Debt

The Company previously had outstanding amounts due under an agreement of $11.8 million (the “2016 Loan Agreement”). Borrowings under the 2016 Loan Agreement bore interest at an annual rate of 7.6% and were repaid in full on July 3, 2018. In addition, a final payment equal to 5% of the original principal amount was paid upon the final principal payment.

On March 20, 2019, the Company entered into the Loan Agreement with Hercules as administrative and collateral agent, and various other lenders, pursuant to which the Company may borrow under a term loan up to an aggregate principal amount of $40.0 million, to be made available in four tranches. The outstanding principal balance as of December 31, 2019 is $30.0 million.  As of December 31, 2019, the Company had drawn down on the first and second of the four tranches, and it has the ability to draw down the remainder of the tranches until March 31, 2020, subject to lender approval.  The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, the Company paid a fee of $0.3 million upon closing and is required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or a portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, the Company granted Hercules a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If the Company fails to make payments when due, or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition.

As of December 31, 2019, notes payable consisted of the following:

December 31, 2019
Principal amount of term loans	$30,000
Debt discount current portion	—
Less: Current portion	—
Long-term debt, net of current portion	30,000
Debt discount net of current portion	(358)
Long-term debt, net of discount and current portion	$29,642

9. Convertible Preferred Stock

As of April 5, 2018, the Company had issued Series A, Series B, Series D, Series E, Series E-1, and Series F convertible preferred stock (collectively the “Preferred Stock”).

On July 23, 2018, upon the closing of the Company’s IPO, all outstanding convertible preferred stock automatically converted into shares of common stock.

10. Warrants to Purchase Convertible Preferred Stock

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

11. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of December 31, 2019 and 2018, respectively. The authorized preferred stock was classified under stockholders’ equity at December 31, 2019 and 2018.

Common Stock

As of December 31, 2019, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In August 2019, the Company entered into an Open Market Sale AgreementSM (the “Jefferies Sales Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. At its option, the Company may sell shares of common stock through Jefferies as its sales agent, with any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Jefferies Sales Agreement. In the third quarter of 2019, the Company began to issue and sell securities under the Jefferies Sales Agreement. During the year ended December 31, 2019, the Company sold 39,506 shares of common stock, for net cash proceeds of $0.1 million, after deducting commission fees and issuance costs of $0.2 million.

Private Placement

On October 3, 2019, the Company completed a private placement of an aggregate of 7,647,057 shares of its common stock and received net proceeds of approximately $64.9 million.

Follow On Offering

On December 13, 2019, the Company completed a public offering of an aggregate of 7,475,000 of its common stock and received net proceeds of approximately $241.9 million.

Warrants to Purchase Common Stock

As of December 31, 2017, the Company had outstanding warrants to purchase 112,900 shares of common stock with an exercise price of $1.55 per share. Upon the closing of the IPO in July 2018, the Company’s preferred stock warrants became warrants to purchase 34,062 shares of common stock with an exercise price of $13.22 per share. In August 2018, 51,032 warrants with an exercise price of $1.55 per share were exercised. As of December 31, 2019, the Company has outstanding warrants to purchase common stock as follows:

Issuance Date	Term (in years)	Exercise Price	Number of Common Shares Issuable under Warrant
May 23, 2011	10	$1.55	61,868
September 30, 2014	10	$13.22	22,708
			84,576

12. Stock-based Compensation

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

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan is 2,779,544 plus the 245,557 shares of common stock remaining available for issuance under the 2008 Plan as of that date. The number of shares reserved shall be annually increased on each January 1 through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or the 2008 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2019, 1,677,943 shares remained available for future issuance under the 2018 Plan. In January 2020, the shares under the 2018 Plan were increased by 1,668,762 shares pursuant to the annual increase described above.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan which became effective on July 18, 2018. A total of 272,504 shares of common stock were reserved for issuance under this plan. The number of shares reserved shall be annually increased on each January 1 thereafter through January 1, 2028 by the least of (i) 545,008 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. In January 2020, the shares under the 2018 Employee Stock Purchase Plan were increased by 417,190 shares pursuant to the annual increase described above.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.30%	2.79%	2.04%
Expected volatility	82.21%	81.06%	79.82%
Expected dividend yield	—	—	—
Expected term (in years)	6.03	6.05	6.00

The following table summarizes the Company’s option activity since December 31, 2018:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	3,779,403	$7.78	8.80	110.00
Granted	1,515,399	10.79
Exercised	(746,422)	6.76
Forfeited	(337,312)	8.86
Outstanding as of December 31, 2019	4,211,068	$8.95	8.39	$160,689
Vested and expected to vest as of December 31, 2019	4,211,068	$8.95	8.39	$160,689
Options exercisable as of December 31, 2019	1,256,048	$7.39	7.71	$49,882

Prior to July 2016, the Company’s stock option agreements allowed for the exercise of unvested stock option awards. The unvested shares are subject to repurchase by the Company if the employees cease to provide service to the Company, with or without cause. The table above reflects unvested stock options as exercised on the dates that the shares are no longer subject to repurchase. Payment for unvested shares is recorded as a long-term liability in the accompanying balance sheets. The liability for unvested common stock subject to repurchase is then reclassified into stockholders’ equity as the shares vest. As of December 31, 2019 and 2018, options for the purchase of zero and 340 shares of common stock, respectively, had been exercised but were unvested and subject to repurchase. As December 31, 2019 and 2018, the long-term liability related to the payments for unvested shares was none and less than $0.1 million, respectively. For options granted after July 2016, the Company’s stock option agreements no longer allow for early exercise of the options.

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2019 and 2018 was $17.7 million and $0.2 million, respectively.

The weighted average grant-date fair value of awards granted during each of the years ended December 31, 2019 and 2018 were $7.63 and $6.66 per share, respectively.

As of December 31, 2019, there were outstanding unvested service-based stock options held by nonemployees for the purchase of 25,195 shares of common stock.

Stock-based compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development expenses	$2,703	$1,668	$559
General and administrative expenses	4,207	2,284	592
Total	$6,910	$3,952	$1,151

As of December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $18.5 million, which is expected to be recognized over a weighted average period of 2.71 years.

13. Leases

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

The Company recognizes its minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. With the adoption of ASC 842 the Company recognized all leases with terms greater than 12 months in duration on its Consolidated Balance Sheets as right-of-use assets and lease liabilities as of January 1, 2019. The Company adopted the standard using the modified retrospective approach.

Upon adoption of ASC 842 on January 1, 2019, the Company recorded operating lease assets of $3.1 million and operating lease liabilities of $3.5 million. The adoption of ASC 842 did not have a material impact on its consolidated statements of operations. Prior periods are presented in accordance with ASC 840, Leases.

The Company has made certain assumptions and judgments when applying ASC 842, the most significant of which are:

•

The Company elected the package of practical expedients available for transition which allow it to not (i) reassess whether expired or existing contracts contain leases under the new definition of a lease, (ii) determine lease classification for expired or existing leases and (iii) determine whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.

•	The Company did not elect to use hindsight when considering judgments and estimates such as assessments of lessee options to extend or terminate a lease or purchase the underlying asset.
•	For all asset classes, the Company elected to not recognize a right-of-use asset and lease liability for short-term leases of less than 12 months.
•

For all asset classes, the Company elected to not separate non-lease components from lease components to which they relate and have accounted for the combined lease and non-lease components as a single lease component.

•	The Company use its incremental borrowing rate to calculate the present value of its lease payments, as the implicit rates in its leases are not readily determinable.

As of December 31, 2019, assets under operating lease were $10.7 million.  The elements of lease expense were as follows (in thousands)

For the Year Ended December 31, 2019
Lease cost:
Operating lease cost	$3,735
Sublease income	(199)
Total Lease cost	$3,536

Other information:
Operating cash flows used for operating leases	$3,161
Operating lease liabilities arising from obtaining
right-of-use assets	$11,321
Weighted-average remaining lease term in years	3.5
Weighted-average discount rate	10.37%

Future minimum lease payments under the operating lease as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	$3,592
2021	3,881
2022	3,997
2023	2,033
$13,503
Present value adjustment	(2,182)
Present value of lease liabilities	$11,321

The Company adopted ASC 842, Leases on January 1, 2019, as noted above and, as required, the following disclosure is provided for periods prior to adoption. Future minimum lease payments required under non-cancelable operating leases in effect as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,
2019	$3,174
2020	2,122
2021	896
2022	150
$6,342

Rent expense under operating leases was $ 2.3 million for the year ended December 31, 2018, which was prior to the adoption of ASC 842, Leases.

14. Income Taxes

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

Income taxes

During the years ended December 31, 2019, 2018, and 2017, the Company recorded $24.0 thousand and no income tax, respectively for the net operating losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. The $24 thousand recorded in 2019 represents state income taxes.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State taxes, net of federal benefit	7.4	6.2	5.7
Federal and state research and development tax credit	4.7	4.1	5.6
Warrant Settlement	—	—	4.3
Permanent items	3.3	(0.3)	(2.6)
Impact of the Tax Cuts and Jobs Act	—	—	(56.9)
Other	—	(0.1)	(0.2)
Change in deferred tax asset valuation allowance	(36.4)	(30.9)	10.1
Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$86,575	$61,147
Research and development tax credit carryforwards	15,611	11,574
Depreciation and amortization	73	39
Other	6,154	1,593
Total deferred tax assets	108,413	74,353
Valuation allowance	(105,478)	(74,353)
Deferred tax liabilities:	$2,935	$—
Right of use assets	(2,935)	—
Total deferred tax liabilities	$(2,935)	$—

As of December 31, 2019, the Company had U.S. federal and state net operating loss carryforwards of $317.4 million and $315.3 million, respectively, which may be available to offset future income tax liabilities. Federal net operating loss carryforwards of $168.9 million will expire at various dates from 2028 to 2037.  $148.5 million of the federal net operating loss can be carried forward indefinitely.  State net operating loss carryforwards of $315.3 million will expire at various dates from 2030 to 2039.  As of December 31, 2019, the Company also had U.S. federal and state research and development tax credit carryforwards of $12.1 million and $4.4 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2028 and 2025, respectively.

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

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize all of the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2019 and 2018. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2019 and 2018 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards in 2019 and 2018, and were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Valuation allowance as of beginning of year	$74,353	$55,813
Increases recorded to income tax provision	31,125	18,540
Valuation allowance as of end of year	$105,478	$74,353

As of December 31, 2019 and 2018, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2019 and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statements of operations and comprehensive loss. The Company files income tax returns in the United States and Massachusetts. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

15. Commitments and Contingencies

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of December 31, 2019, and 2018, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of December 31, 2019, and 2018, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2019, and 2018.

Legal Proceedings

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. On January 17, 2017, a participant dosed in one of the Company’s clinical trials filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium. The parties have reached agreement with regards to a resolution.

16. Net Loss and Unaudited Pro Forma Net Loss Per Share

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2019	2018
Numerator:
Net loss	$(85,550)	$(59,925)
Unrealized loss on marketable securities	(6)	—
Net loss attributable to common stockholders	$(85,556)	$(59,925)

Denominator:
Weighted average common shares outstanding, basic and diluted	28,151,763	11,984,293

Net loss per share attributable to common stockholders, basic and diluted	$(3.04)	$(5.00)

The Company’s potential dilutive securities, which include warrants for the purchase of common stock and common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2019	2018
Warrants for the purchase of common stock	84,576	95,930
Options to purchase common stock	4,211,068	3,779,403
	4,295,644	3,875,333

17. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

18. Selected Quarterly Financial Data (unaudited)

The following table contains selected consolidated quarterly financial information from 2019 and 2018. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share data)
Total operating expenses	$20,106	$20,841	$21,051	$24,057
Total other income (expense), net	680	74	(98)	(127)
Net loss and comprehensive loss	$(19,426)	$(20,767)	$(21,149)	$(24,208)
Net loss attributable to common stockholders	$(19,417)	$(20,765)	$(21,159)	$(24,215)
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.80)	$(0.82)	$(0.69)

	Three months ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share data)
Total operating expenses	$12,177	$12,022	$16,413	$20,632
Total other income (expense), net	75	81	475	688
Net loss and comprehensive loss	$(12,102)	$(11,941)	$(15,938)	$(19,944)
Net loss attributable to common stockholders	$(12,102)	$(11,941)	$(15,938)	$(19,944)
Net loss per share attributable to common stockholders, basic and diluted (1)	$(12.44)	$(9.96)	$(0.81)	$(0.77)

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance Matters” and the subsections thereof, “Nominees for Election as Class II Directors,” “Class I Directors,” “Class III Directors,” “Information about our Executive Officers,”  and “Delinquent Section 16(a) Reports,” in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2020 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Related Person Transactions,” “Policies and Procedures for Related Person Transactions” and “Board Determination of Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” and the subsection thereof in our definitive proxy statement to be filed with the SEC with respect to our 2020 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38584	7/23/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38584	7/23/2018	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-225822	6/22/2018	4.1
4.2	Description of Securities					*
10.1	Fifth Amended and Restated Investor Rights Agreement, dated as of March 22, 2018, by and among the Registrant and the other parties thereto	S-1	333-225822	6/22/2018	10.1
10.2+	Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)	S-1	333-225822	6/22/2018	10.2
10.3+	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan	S-1	333-225822	6/22/2018	10.3
10.4+	Form of Nonstatutory Stock Option Agreement under the 2008 Stock Incentive Plan	S-1	333-225822	6/22/2018	10.4
10.5+	2018 Equity Incentive Plan	S-1	333-225822	6/22/2018	10.5
10.6+	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	S-1	333-225822	6/22/2018	10.6
10.7+	2018 Employee Stock Purchase Plan	S-1	333-225822	6/22/2018	10.7
10.8+	Summary of Non-Employee Director Compensation Program	S-1	333-225822	6/22/2018	10.8
10.9†	Research, Development and Commercialization Agreement, dated as of July 31, 2012, by and between the Registrant and The Leukemia & Lymphoma Society, as amended	S-1	333-225822	6/22/2018	10.10
10.10	Warrant to purchase shares of Series B preferred stock issued on June 28, 2013 by the Registrant to Oxford Finance LLC	S-1	333-225822	6/22/2018	10.12
10.11	Warrant to purchase shares of Series B preferred stock issued on June 28, 2013 by the Registrant to Silicon Valley Bank	S-1	333-225822	6/22/2018	10.13
10.12	Warrant to purchase shares of Series B preferred stock issued on September 30, 2014 by the Registrant to Oxford Finance LLC	S-1	333-225822	6/22/2018	10.14

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.13	Warrant to purchase shares of Series B preferred stock issued on September 30, 2014 by the Registrant to Oxford Finance LLC	S-1	333-225822	6/22/2018	10.15
10.14	Form of Common Stock Purchase Warrant, dated May 24, 2011	S-1	333-225822	6/22/2018	10.16
10.15	Lease Agreement, dated as of February 5, 2010, by and between the Registrant and ARE-MA Region No. 38 LLC, as amended	S-1	333-225822	6/22/2018	10.17
10.16+	Letter Agreement, dated March 13, 2017, by and between the Registrant and Jigar Raythatha	S-1	333-225822	6/22/2018	10.18
10.17+	Letter Agreement, dated August 30, 2017, by and between the Registrant and Emma Reeve	S-1	333-225822	6/22/2018	10.19
10.18+†	Amended and Restated Letter Agreement, dated June 28, 2018, by and between the Registrant and Adrian Senderowicz	10-Q	001-38584	8/14/2018	10.5
10.19+	Amended and Restated Change in Control Severance Plan	S-1	333-225822	6/22/2018	10.21
10.20+	Consulting Agreement, dated as of May 2, 2017, by and between the Registrant and Oncology Drug Development, LLC	S-1	333-225822	6/22/2018	10.22
10.21+	Consulting Agreement, dated as of July 15, 2017, by and between the Registrant and Dr. James Audia	S-1	333-225822	6/22/2018	10.23
10.22+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-225822	6/22/2018	10.24
10.23	Loan and Security Agreement, dated as of March 20, 2019, by and among the Registrant, the several banks and other financial institutions or entities from time to time parties thereto and Hercules Capital, Inc.	8-K	001-38584	3/21/2019	10.1
10.24	Fifth Amendment to Lease, dated as of June 17, 2019, between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-38584	8/07/2019	10.1
10.25	Securities Purchase Agreement, dated October 1, 2019, by and among the Company and the other parties thereto.	8-K	001-38584	10/1/2019	10.1
10.26	Registration Rights Agreement, dated October 1, 2019, by and among the Company and the other parties thereto.	8-K	001-38584	10/1/2019	10.2
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

*	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION PHARMACEUTICALS, INC

Date: March 10, 2020	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jigar Raythatha	President and Chief Executive Officer. Director	March 10, 2020
Jigar Raythatha	(Principal Executive Officer)

/s/ Emma Reeve	Chief Financial Officer	March 10, 2020
Emma Reeve	(Principal Financial and Accounting Officer)

/s/ Mark A. Goldsmith	Chairman of the Board	March 10, 2020
Mark A. Goldsmith, M.D., Ph.D.

/s/ James E. Audia	Director	March 10, 2020
James E. Audia, Ph. D

/s/ Scott Braunstein	Director	March 10, 2020
Scott Braunstein, M.D.
/s/ Steven L. Hoerter	Director	March 10, 2020
Steven L. Hoerter

/s/ Robert Tepper	Director	March 10, 2020
Robert Tepper, M.D.
/s/ Elizabeth G. Tréhu	Director	March 10, 2020
Elizabeth G. Tréhu, M.D.