Form 10-Q
period 2020-03-31
CONSTELLATION PHARMACEUTICALS INC
filed 2020-05-06
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 41,838,071 shares of common stock, $0.0001 par value per share, outstanding.

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
•

the impact of the COVID-19 pandemic on our ability to enroll and monitor patients in our clinical trials, collect data, secure needed supplies, initiate new clinical trials, meet our current milestones and timeline, and continue to successfully execute on our plans and operations; and

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

Constellation Pharmaceuticals, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$190,464	$334,332
Marketable securities	168,385	49,602
Prepaid expenses and other current assets	2,817	3,055
Total current assets	361,666	386,989
Property and equipment, net	867	971
Restricted cash	425	425
Operating lease, right-of-use assets	10,103	10,745
Total assets	$373,061	$399,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,558	$7,278
Accrued expenses and other current liabilities	12,980	12,915
Current portion of lease liabilities - operating lease	2,747	2,562
Total current liabilities	19,285	22,755
Long-term debt, net of current portion and discount	29,681	29,642
Operating lease liabilities, net of current portion	8,016	8,759
Other long-term liabilities	553	390
Total liabilities	57,535	61,546
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 41,822,064 and 41,719,039 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively;	4	4
Additional paid-in capital	660,443	656,973
Accumulated other comprehensive loss	(90)	(6)
Accumulated deficit	(344,831)	(319,387)
Total stockholders' equity	315,526	337,584
Total liabilities and stockholders' equity	$373,061	$399,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating expenses:
Research and development	$20,075	$15,677
General and administrative	5,908	4,429
Total operating expenses	25,983	20,106
Loss from operations	(25,983)	(20,106)
Other income (expense):
Interest income	1,404	755
Interest expense	(850)	(75)
Total other income (expense), net	554	680
Loss before income taxes	(25,429)	(19,426)
Income tax expense	15	—
Net loss	$(25,444)	$(19,426)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.75)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	41,765,635	25,804,595

Comprehensive loss:
Net Loss	$(25,444)	$(19,426)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(84)	9
Total other comprehensive gain (loss):	$(84)	$9
Comprehensive loss	$(25,528)	$(19,417)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2019	41,719,039	$4	$656,973	$(6)	$(319,387)	$337,584
Stock-based compensation expense	—	—	2,559	—	—	2,559
Stock option exercises	103,025	—	911	—	—	911
Unrealized loss on marketable securities	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(25,444)	(25,444)
Balances at March 31, 2020	41,822,064	$4	$660,443	$(90)	$(344,831)	$315,526

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2018	25,803,135	$3	$337,992	$—	$(233,837)	$104,158
Stock-based compensation expense	—	—	1,313	—	—	1,313
Vesting of common stock issued upon early exercise of unvested options	85	—	—	—	—	—
Stock option exercises	3,754	—	21	—	—	21
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(19,426)	(19,426)
Balances at March 31, 2019	25,806,974	$3	$339,326	$9	$(253,263)	$86,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(25,444)	$(19,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	147	168
Stock-based compensation expense	2,559	1,313
Non-cash interest expense	202	18
Amortization and accretion on marketable securities	(156)	(212)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	238	128
Operating lease, right-of-use assets	642	690
Accounts payable	(3,720)	1,768
Accrued expenses and other current liabilities	60	(2,116)
Operating lease liabilities	(558)	(664)
Net cash used in operating activities	(26,030)	(18,333)
Cash flows from investing activities:
Purchase of marketable securities	(135,161)	(63,123)
Purchases of property and equipment	(38)	(234)
Proceeds from maturities and sales of marketable securities	16,450	—
Net cash used in investing activities	(118,749)	(63,357)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	19,649
Payment of debt issuance costs	—	(125)
Proceeds from issuance of common stock upon stock option exercises	911	21
Net cash provided by financing activities	911	19,545
Net decrease in cash, cash equivalents and restricted cash	(143,868)	(62,145)
Cash, cash equivalents and restricted cash at beginning of period	334,757	115,017
Cash, cash equivalents and restricted cash at end of period	$190,889	$52,872

Supplemental disclosure of cash flow information:
Interest paid	$648	$—
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$5	$216

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the proceeds of sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and proceeds from sales of its common stock public and private offerings

The Company has incurred losses since inception, including net losses of $25.4 million for the three months ended March 31, 2020, and $85.6 million for the year ended December 31, 2019. As of March 31, 2020, the Company had an accumulated deficit of $344.8 million. The Company expects to continue to generate operating losses in the foreseeable future. Based on the Company’s current operating plan, the Company expects that its cash, cash equivalents and marketable securities at March 31, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim financial statements. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Constellation Pharmaceuticals, Inc. and its wholly owned subsidiary, Constellation Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2020, and results of operations for the three months ended March 31, 2020 and 2019, stockholders’ equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019 have been made. The Company’s results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents consists of highly liquid investments that are readily convertible into cash with original maturities of three months or less from the date of purchase. The Company has a policy of making investments only in government securities or with commercial institutions that have at least an investment grade credit rating. The Company invests its cash primarily in reverse repurchase agreements (RRAs), government securities and obligations, corporate debt securities and money market funds. RRAs are collateralized by deposits in the form of government securities and obligations for an amount not less than 102% of their value. The Company does not record an asset or liability as the Company is not permitted to sell or repledge the associated collateral. The Company has a policy that the collateral has at least the prevailing credit rating of US Government Treasuries and Agencies. The Company utilizes a third-party custodian to manage the exchange of funds and ensure that collateral received is maintained at 102% of the value of the RRAs on a daily basis. RRAs have stated maturities of less than 30 days.

As of March 31, 2020, the Company classified $0.4 million as restricted cash related to a letter of credit issued as a security deposit in connection with Company's lease of its corporate office facilities (Note 10). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$190,464	$334,332
Restricted cash	425	425
Cash, cash equivalents and restricted cash	$190,889	$334,757

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of March 31, 2020 (see Note 7) approximated fair value (a Level 3 measurement) based on interest rates currently available to the Company.

Recently adopted accounting pronouncements

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The new guidance is effective for the Company for annual periods beginning after December 15, 2019. The adoption of ASU 2017-11 on January 1, 2020 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies certain disclosure requirements on fair value measurements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019 and interim periods within those years. The adoption of ASU 2018-13 on January 1, 2020 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. This ASU addresses the accounting for implementation, setup and other upfront costs paid by a customer in a cloud computing or hosting arrangement. The guidance aligns the accounting treatment of these costs incurred in a hosting arrangement treated as a service contract with the requirements for capitalization and amortization costs to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The guidance can be adopted either retrospectively or prospectively. The adoption of ASU 2018-15 on January 1, 2020 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808), Clarifying the Interaction between Topic 808 and Topic 606. The ASU clarifies when transactions between collaborative participants are in the scope of ASC 606. The ASU also provides some guidance on presentation of transactions not in the scope of ASC 606 ASU 2018-18 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years. The adoption of ASU 2018-18 on January 1, 2020 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842) Codification Improvements, which provides clarification on implementation issues associated with adopting ASU 2016-02. The implementation issues noted in ASU 2019-01 include determining the fair value of the underlying asset by lessors that are not manufacturers or dealers, presentation on the statement of cash flows for sales-type and direct financing leases, and transition disclosures related to Topic 250, Accounting Changes and Error Corrections. The adoption of ASU 2019-01 on January 1, 2020 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$185,473	$—	$—	$185,473
Commercial paper	—	4,991	—	4,991
	$185,473	$4,991	$—	$190,464
Marketable securities:
Corporate debt securities	$—	$42,927	$—	$42,927
Commercial paper	—	95,244	—	95,244
Government securities	—	30,214	—	30,214
Total	$—	$168,385	$—	$168,385

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$303,345	$—	$—	$303,345
Commercial paper	—	8,986	—	8,986
Corporate debt securities	—	2,001	—	2,001
Reverse Repurchase Agreements (RRAs)	—	20,000	—	20,000
	$303,345	$30,987	$—	$334,332
Marketable securities:
Corporate debt securities	$—	$12,748	$—	$12,748
Commercial paper	—	26,808	—	26,808
Government securities	—	10,046	—	10,046
Total	$—	$49,602	$—	$49,602

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

During the three months ended March 31, 2020 and the year ended December 31, 2019, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

4. Marketable Securities

The following table summarizes the Company’s marketable securities and cash equivalents as of March 31, 2020, and December 31, 2019, respectively,

	March 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
Cash equivalents:
Money market funds	$185,473	$—	$—	$185,473
Commercial paper	4,991	—	—	4,991
Total cash equivalents	$190,464	$—	$—	$190,464

Marketable securities:
Corporate debt securities	$43,208	$—	$(281)	$42,927
Commercial paper	95,244	—	—	95,244
Government securities	30,023	191	—	30,214
Total marketable securities	$168,475	$191	$(281)	$168,385
Total cash equivalents and marketable securities	$358,939	$191	$(281)	$358,849

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
Cash equivalents:
Money market funds	$303,345	$—	$—	$303,345
Commercial paper	8,986	—	—	8,986
Corporate debt securities	2,001	—	—	2,001
Reverse Repurchase Agreements (RRAs)	20,000	—	—	20,000
Total cash equivalents	$334,332	$—	$—	$334,332

Marketable securities:
Corporate debt securities	$12,753	$—	$(5)	$12,748
Commercial paper	26,808	—	—	26,808
Government securities	10,047	—	(1)	10,046
Total marketable securities	$49,608	$—	$(6)	$49,602
Total cash equivalents and marketable securities	$383,940	$—	$(6)	$383,934

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued employee compensation and benefits	$1,636	$4,527
Accrued external research and development expense	10,626	7,707
Accrued professional fees	295	184
Other	423	497
	$12,980	$12,915

6. Collaboration Agreement

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through December 31, 2019, the Company received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense. There was no additional funding received in the three months ended March 31, 2020.

The LLS Agreement requires the Company to make payments to LLS upon the Company’s achievement of specified milestones that could total up to $25.0 million in aggregate (see Note 11).

7. Debt

On March 20, 2019, the Company entered into a loan agreement with Hercules (“the Loan Agreement”) as administrative and collateral agent, and various other lenders, pursuant to which the Company could borrow up to $40.0 million. The Company has borrowed $30.0 million, and its right to borrow the remaining $10 million has expired. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, the Company paid a fee of $0.3 million upon closing and is required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or a portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, the Company granted Hercules a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If the Company fails to make payments when due, or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition.

As of March 31, 2020 and December 31, 2019, debt payable consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of term loans	$30,000	$30,000
Debt discount current portion	—	—
Less: Current portion	—	—
Long-term debt, net of current portion	30,000	30,000
Debt discount net of current portion	(319)	(358)
Long-term debt, net of discount and current portion	$29,681	$29,642

8. Equity

Common Stock

As of March 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

Warrants to Purchase Common Stock

As of March 31, 2020, the Company had outstanding warrants to purchase common stock as follows:

Issuance Date	Term (in years)	Exercise Price	Number of Common Shares Issuable under Warrant
May 23, 2011	10	$1.55	61,868
June 28, 2013	10	$13.22	7,569
September 30, 2014	10	$13.22	15,139
			84,576

9. Stock-Based Compensation

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan was 3,025,101. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or any predecessor plan such as the 2008 Equity Incentive Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. In January 2020, the shares available for issuance under the 2018 Plan were increased by 1,668,762 shares pursuant to the annual increase described above. As of March 31, 2020, 2,539,355 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan which became effective on July 18, 2018. A total of 272,504 shares of common stock were reserved for issuance under this plan. The number of shares reserved shall be annually increased on January 1, 2020 and each January 1 thereafter through January 1, 2028 by the least of (i) 545,008 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. In January 2020, the shares available for issuance under the 2018 Plan were increased by 417,190 shares pursuant to the annual increase described above. As of March 31, 2020, 689,694 shares remained available for future issuance under the 2018 Plan.

Stock Option Issuances

The following is a summary of stock option activity for the three months ended March 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	4,211,068	$8.95	8.39	$160,689
Granted	865,235	$36.13
Exercised	(103,025)	$8.84
Forfeited	(57,885)	$11.89
Outstanding as of March 31, 2020	4,915,393	$13.70	8.45	$92,022
Vested and expected to vest at March 31, 2020	4,915,393	$13.70	8.45	$92,022
Exercisable at March 31, 2020	1,463,880	$7.50	7.60	$35,031

During the three months ended March 31, 2020, the Company granted options to employees and directors for the purchase of 865,235 shares of common stock with a weighted average exercise price of $36.13 per share and a weighted average grant-date fair value of $25.36 per share.

The Company estimated the fair value of each stock option award using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.46%	2.49%
Expected volatility	82.17%	82.13%
Expected dividend yield	—	—
Expected term (in years)	6.06	6.06

As of March 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $37.4 million, which is expected to be recognized over a weighted average period of 3.22 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$1,006	$524
General and administrative expenses	1,553	789
Total	$2,559	$1,313

10. Leases

The Company has leases for office and laboratory space.  The Company occupies approximately 47,546 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires on June 30, 2023. The Company determined that these leases are operating leases.

In June 2019, the Company entered into a sublease agreement for a portion of its office space consisting of approximately 4,422 square feet. The sub-lease commenced on June 21, 2019, (the “2019 sublease”) and expires on June 20, 2020.

We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. We recognized all leases with terms greater than 12 months in duration on our Condensed Consolidated Balance Sheets as right-of-use assets and lease liabilities.

11. Commitments and Contingencies

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of March 31, 2020, and December 31, 2019, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of March 31, 2020, and December 31, 2019, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2020 or December 31, 2019.

Legal Proceedings

The Company is not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of March 31, 2020 or December 31, 2019.

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(25,444)	$(19,426)
Net loss attributable to common stockholders	$(25,444)	$(19,426)

Denominator:
Weighted average common shares outstanding, basic and diluted	41,765,635	25,804,595

Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.75)

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

	March 31,
	2020	2019
Warrants for the purchase of common stock	84,576	95,930
Options to purchase common stock	4,915,393	4,712,054
	4,999,969	4,807,984

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.2 million and $0.1 million for each of the three months ended March 31, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the Risk Factors section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

BET Inhibitor

CPI-0610, our lead product candidate, is a small molecule designed to promote anti-tumor activity by specifically inhibiting the function of bromodomain and extra terminal domain, or BET, proteins, which normally enhance target gene expression. We are currently conducting MANIFEST, a Phase 2 clinical trial of CPI-0610 as a monotherapy and in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) in patients with myelofibrosis, or MF, a progressive hematological cancer. We are enrolling MF patients who are Janus-kinase-, or JAK-, inhibitor-naïve, a first-line, or 1L, setting, as well as patients who are refractory to or intolerant of, or have had a sub-optimal response to, ruxolitinib, a second-line, or 2L, setting. In the 1L setting, we are testing CPI-0610 in combination with ruxolitinib in JAK-inhibitor-naïve patients with the aim of measuring spleen volume reduction, or SVR, and symptom improvement, among other relevant parameters. In the 2L setting, we are stratifying patients for dependence on red-blood-cell, or RBC, transfusions. In transfusion-dependent, or TD, patients, we are measuring conversion to transfusion independence, or TI, in addition to spleen volume reduction and symptom improvement. In non-TD patients, we are measuring spleen volume reduction and symptom improvement, among other relevant parameters.

On December 9, 2019, updated preliminary data from MANIFEST were presented at the Annual Meeting of the American Society of Hematology, or ASH. We believe that these preliminary data from MANIFEST suggest that CPI-0610 has the potential to offer meaningful benefits beyond the current standard of care in MF and may have disease-modifying effects.

MANIFEST Future Updates

We intend to provide 12-week data from approximately 50 first-line patients and 24-week data from approximately 25-30 evaluable JAK-inhibitor-naïve MF patients as well as 70-80 second line patients from MANIFEST at the Annual Congress of the European Hematology Association, or EHA, in June 2020, and to provide further updates in the second half of 2020. We aim to begin a Phase 3 trial with CPI-0610 in combination with ruxolitinib versus placebo plus ruxolitinib in JAK-inhibitor-naïve MF patients in the second half of 2020 after consultation with the FDA.

EZH2 Franchise

CPI-1205

CPI-1205 is a small molecule designed to promote anti-tumor activity by specifically inhibiting enhancer of zeste homolog 2, or EZH2, an enzyme that suppresses target gene expression. Based on insights from our platform and the advancing body of scientific literature supporting the role of EZH2 in certain tumor types, including prostate cancer, we prioritized clinical development of CPI-1205 as a combination therapy for metastatic castration-resistant prostate cancer, or mCRPC. We presented data from the Phase 1b portion of ProSTAR at the American Association for Cancer Research meeting in April 2019. In the Phase 2 portion of ProSTAR, we are enrolling patients in three different contexts: (1) CPI-1205 + enzalutamide in heavily pre-treated patients who have progressed after treatment with each of enzalutamide, abiraterone, and chemotherapy, (2) CPI-1205 + enzalutamide in second-line mCRPC randomized against enzalutamide alone, and (3) CPI-1205 + abiraterone in second-line mCRPC. Abiraterone acetate is dosed with prednisone, which is the current clinical practice. Enrollment of patients in Phase 2 portion of ProSTAR is complete. We are working to identify biomarkers that might suggest which patient populations are most likely to achieve responses to CPI-1205.

We are shifting the focus of ProSTAR to durability of clinical activity with CPI-1205. An endpoint previously accepted by regulatory authorities for pivotal clinical trials in prostate cancer is radiographic progression-free survival, or rPFS. In addition, we learned from a study presented by the Kim Chi lab at the 2018 ASCO that median responses to second-line therapy generally last only a few months. We are gathering data on time to progression, or TTP, of CPI-1205 in ProSTAR, a metric that may serve as a surrogate of rPFS in guiding future development of the compound. We expect to take a data cut from ProSTAR in mid-2020, and provide an update shortly thereafter. Our plans for any potential Phase 3 program for CPI-1205 will depend on our assessment of these data on duration of effect, as well as other considerations.

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

COVID-19 Pandemic

The ongoing COVID-19 pandemic has affected and will continue to affect our business and operations. The section below provides an update of the impact of the COVID-19 pandemic on our business and operations.

MANIFEST data presentation. We continue to expect to present 12- week data from approximately 50 first-line patients and 24-week data from approximately 25-30 first-line patients as well as approximately 70-80 second-line patients at EHA in mid-June 2020.

MANIFEST clinical trial execution. Patient safety remains paramount in the execution of our clinical trials.  Patient enrollment began to slow down toward the end of first quarter of 2020, and several sites have informed us that they have temporarily halted enrollment due to the pandemic. Prior to the pandemic, we had met or exceeded our internal enrollment goal, and we continue to assess what impact the pandemic could have on our MANIFEST trial timeline.  Similarly, while we have had incidences of incomplete data collection to date, we are utilizing recent regulatory guidance and provisions of the protocol that provide potential flexibility in the time and place of data collection, and we will continue to monitor the situation.

MANIFEST regulatory discussions. We continue to plan to meet with regulatory authorities in mid-2020 to discuss the future development of CPI-0610.

CPI-0610 Phase 3 clinical trial. Conditions at clinical trial sites caused by COVID-19 may impact the timing of the start of our Phase 3 clinical trial for CPI-0610. However, we still aim to begin this trial in the second half of 2020.

EZH2 programs. The ProSTAR trial was fully enrolled in March 2020. While the COVID-19 pandemic has had similar disruptions in data collection as in MANIFEST, the trial is proceeding and we continue to expect to take a data cut from ProSTAR in mid-2020, and provide an update shortly thereafter. As we previously discussed, our plans for any potential Phase 3 program for CPI-1205 will depend on our assessment of these data on duration of effect, as well as other considerations. The Phase 1 clinical trial for CPI-0209 is also proceeding as planned.

Manufacturing. We have experienced some disruption in our supply chain from our suppliers due to COVID-19.   For instance, we experienced a delay of supply of raw materials necessary to manufacture CPI-0610 coming from one of our contract manufacturers in China.  We also experienced a delay of supply of drug substance necessary to manufacture CPI-0209 from one of our contract manufacturers in India.  However, supply chain disruptions have not impacted our overall timelines for conducting clinical trials to date, and we continue to manufacture batches for our on-going clinical trials.

Offices. Beginning in mid-March, our offices in Cambridge were closed to non-essential employees, with the exception of minimal laboratory personnel.

Financial Overview

As of March 31, 2020, we have funded our operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock. On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which we could borrow up to $40.0 million. We have borrowed $30.0 million, and our right to borrow the remaining $10 million has expired. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the three months ended March 31, 2020, we reported a net loss of $25.4 million. As of March 31, 2020, we had an accumulated deficit of $344.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $358.8 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “– Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. No funding was received from LLS during the three months ended March 31, 2020 and 2019, respectively.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our invested cash balances and associated with our marketable securities. We expect our interest income to increase as we invest the cash received from the net proceeds from our private placement in October 2019 and public offering in December 2019 and net proceeds from the Hercules Loan Agreement.

Interest Expense

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

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$20,075	$15,677	$4,398
General and administrative	5,908	4,429	1,479
Total operating expenses	25,983	20,106	5,877
Loss from operations	(25,983)	(20,106)	(5,877)
Other income (expense):
Interest income	1,404	755	649
Interest expense	(850)	(75)	(775)
Total other income (expense), net	554	680	(126)
Loss before income taxes	(25,429)	(19,426)	(6,003)
Income tax expense	15	—	15
Net loss	$(25,444)	$(19,426)	$(6,018)

Research and Development Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$2,230	$5,158	$(2,928)
CPI-0610	7,231	2,478	4,753
CPI-0209	1,335	1,116	219
Preclinical pipeline	911	821	90
Unallocated expenses:
Personnel related (including stock-based compensation)	6,158	4,213	1,945
Laboratory supplies and consumables	710	464	246
Facility related and other	1,500	1,427	73
Total research and development expenses	$20,075	$15,677	$4,398

Research and development expenses were $20.1 million for the three months ended March 31, 2020 compared to $15.7 million for the three months ended March 31, 2019. The increase was primarily due to increased expenses in our CPI-0610 program. The decrease in costs related to our CPI-1205 program was primarily due to the end of our ORIOn-E trial in 2019, lower expenses in our ProSTAR due to the maturity of the trial and decreased costs related to process chemistry expenses. The increase in costs related to our CPI-0610 program was primarily due to increased costs in process chemistry expenses and increased enrollment in our MANIFEST trial in the first quarter of 2020. The increase in costs related to our CPI-0209 program was primarily due to the increase in patient enrollment.

The increase in personnel related costs was primarily due to overall increase in headcount in our research and development function. Personnel related costs for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $1.0 million and $0.5 million, respectively.

General and Administrative Expenses

	Three Months Ended March 31,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$3,449	$2,495	$954
Professional and consultant fees	1,066	997	69
Facility related and other	1,393	937	456
Total general and administrative expenses	$5,908	$4,429	$1,479

General and administrative expenses for the three months ended March 31, 2020 were $5.9 million, compared to $4.4 million for the three months ended March 31, 2019. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel related costs for the three months ended March 31, 2020 and 2019 included stock-based compensation expense of $1.6 million and $0.8 million, respectively. The increase in facility related and other costs was related to IT software licenses, service contracts and laptops to support the increased headcount.

Other Income (Expense)

Interest Income

Interest income increased to $1.4 million for the three months ended March 31, 2020 from $0.8 million for the three months ended March 31, 2019, primarily due to interest income earned with higher cash balances invested in marketable securities.

Interest Expense

Interest expense was $0.9 million and less than $0.1 million for the three months ended March 31, 2020 and 2019, respectively, consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement, which commenced on March 20, 2019.

Income Tax Expense

Income tax expense was less than $0.1 million for the three months ended March 31, 2020, consisted primarily income tax accrued for the interest income associated with our marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As of March 31, 2020, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements, borrowings under the Loan Agreement and sales of our common stock. As of March 31, 2020, we had received net proceeds of $29.5 million under the loan agreement. As of March 31, 2020, we had cash, cash equivalents and marketable securities of $358.8 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash used in operating activities	$(26,030)	$(18,333)
Cash used in investing activities	(118,749)	(63,357)
Cash provided by financing activities	911	19,545
Net increase (decrease) in cash, cash equivalents and restricted cash	$(143,868)	$(62,145)

Operating Activities

During the three months ended March 31, 2020, net cash used in operating activities was $26.0 million, primarily resulting from our net loss of $25.4 million, and changes in our operating assets and liabilities of $3.3 million, partially offset by net non-cash expense of $2.7 million. Changes in our operating assets and liabilities for the three months ended March 31, 2020 consisted primarily of a $3.7 million decrease in accounts payable, partially offset by $0.4 million increase in accrued expenses and other current liabilities,  and prepaid expense and other current assets.

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

Investing Activities

During the three months ended March 31, 2020 and 2019, net cash used in investing activities were $118.7 million and $63.4 million, respectively, due to cash investment in marketable securities.

Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities consisted primarily of net proceeds from exercise of stock option of $0.9 million.

During the three months ended March 31, 2019, net cash provided by financing activities was $19.5 million, consisting primarily of net proceeds from the issuance of debt payable related to the Loan Agreement with Hercules.

Loan and Security Agreement

On March 20, 2019, we entered into the Loan Agreement with Hercules, under a term loan facility, pursuant to which we could borrow up to $40.0 million. We have borrowed $30.0 million as of March 31, 2020, and our right to borrow the remaining $10 million has expired. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of 6.35% of the aggregate advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or any portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, we granted Hercules a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If we fail to make payments when due, breach any operational covenant, or have any event of default, this could have a material adverse effect on our business and financial condition.

At-the-Market Offering

In August 2019, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Jefferies LLC a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement. During the three months ended March 31, 2020, we did not sell any shares under the Sales Agreement.

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

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $358.8 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2022. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

In our 2019 Form 10-K Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations., under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the three months ended March 31, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”), the following involve the most judgment and complexity:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of $358.8 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of March 31, 2020, we had $30.0 million of borrowings outstanding under the Loan Agreement. This term loan bears interest at a variable annual rate equal to the greater of (i) 8.55% and (ii) the prime rate plus 2.55%, thereby exposing us to interest rate risk. Based upon the prime rate at March 31, 2020 of 3.25% and considering the $30.0 million of principal outstanding, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operation.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and December 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of March 31, 2020 or December 31, 2019.

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

Since inception, we have incurred significant operating losses. Our net loss was $25.4 million for the three months ended March 31, 2020, $85.6 million for the year ended December 31, 2019. As of March 31, 2020, we had an accumulated deficit of $344.8 million. To date, we have financed our operations primarily though sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue to advance towards our goal to become a late-stage oncology development company, including:

•

continue our Phase 2 clinical trial of CPI-0610, which we refer to as MANIFEST, our Phase 1b/2 clinical trial of CPI-1205, which we refer to as the ProSTAR trial, and our Phase 1/2 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 1b/2 clinical trial of CPI-1205, our Phase 2 clinical trial of CPI-0610, and our Phase 1/2 clinical trial of CPI-0209 and plan and initiate a Phase 3 clinical trial of CPI-0610; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates. We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance our preclinical activities and clinical trials. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we will incur additional costs associated with operating as a more mature public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

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

•	the impact of the COVID-19 pandemic on our business and operations; and
•	the extent to which we acquire or in-license other products, product candidates or technologies.

As of March 31, 2020, we had cash, cash equivalents and marketable securities of approximately $358.8 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into the second half of 2022. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and conducting clinical trials. All but three of our product candidates are still in preclinical development. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions our stockholders make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with various lenders and Hercules Capital, Inc. pursuant to which we could borrow up to $40.0 million. We have borrowed $30.0 million as of March 31, 2020, and our right to borrow the remaining $10 million has expired. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023, or the Maturity Date. In addition, we are required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or such portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date. In connection with the Loan Agreement, we granted Hercules Capital, Inc. a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants. If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of March 31, 2020, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules Capital, Inc. We could in the future incur additional indebtedness.

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

Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or TCJA, which significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021, are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2019, we had federal net operating loss carryforwards of $317.4 million and federal research and development tax credit carryforwards of $12.1 million, all of which will, if not utilized, will begin to expire in 2028. To the extent that they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such carryforwards is limited to 80% of our taxable income in the year in which such carryforwards are used.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryforwards to reduce its tax liability for post-change periods may be limited. We have not conducted a study to assess whether a change of control has occurred since 2011. We also may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryforward. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.

There is also a risk that due to regulatory changes, such as suspensions on the use of net operating losses, or other unforeseen reasons, our existing net operating losses could expire or otherwise become unavailable to offset future income tax liabilities.  As described above in “Changes in tax laws or in their implementation or interpretation may adversely affect our business and financial condition,” the TCJA, as amended by the CARES Act, includes changes to U.S. federal tax rates and the rules governing net operating loss carryforwards that may significantly impact our ability to utilize our net operating losses to offset taxable income in the future. In addition, state net operating losses generated in one state cannot be used to offset income generated in another state. For these reasons, even if we attain profitability, we may be unable to use a material portion of our net operating losses and other tax attributes.

Risks Related to the Discovery and Development of our Product Candidates

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

In December 2019, an outbreak of respiratory illness (COVID-19) caused by a strain of novel coronavirus, SARS-Cov-2 was first identified in China. The COVID-19 outbreak has spread worldwide, causing many governments to implement measures to slow the spread of the outbreak through quarantines, strict travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. For instance, we experienced a delay of supply of raw materials necessary to manufacture CPI-0610 from one of our contract manufacturers in China. We also experienced a delay of supply of drug substance necessary to manufacture CPI-0209 from one of our contract manufacturers in India.  While these delays have not materially impacted our overall manufacturing supply chain operations to date, and we continue to explore back up or alternative sources of supply, any future disruption in the supply chain  from the recent COVID-19 outbreak, or any potential future outbreak could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally. Most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials are being impacted.  For example, MANIFEST clinical trial enrollment has been impacted by COVID-19.  Patient enrollment in MANIFEST began to slow toward the end of the first quarter of 2020, and several sites have informed us that they have temporarily halted enrollment due to the pandemic.  We cannot predict how long enrollment may be delayed. In addition, even if sites are actively recruiting, we may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. Prolonged delays or closure to enrollment in our trials or patient discontinuations could have a material adverse impact on our clinical trial plans and timelines. In addition, our ability to collect all data requested of patients enrolled in our clinical trials during this pandemic is being impacted to varying degrees by COVID-19.  Clinical trial data collection generally continues for each of our clinical trials, but at a slower pace, and in some instances, we encounter disruption of collection of complete study data. This could have a material adverse impact on our data analysis. In addition, while we are currently aiming to initiate our Phase 3 clinical trial of CPI-0610 for the treatment of MF in the second half of 2020, this timeline could be delayed if sites are unable or unwilling to initiate a new trial, or if other factors relevant to the pandemic render this impracticable.

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

Any negative impact that the COVID-19 outbreak has on the ability of our suppliers to provide materials for our product candidates or on recruiting or retaining patients in our clinical trials or our ability to collect patient data could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. Additionally, the impact of the COVID-19 outbreak in Massachusetts has resulted in a temporary shut-down of our Cambridge research facility. Continued closure may substantially impact our discovery and translational activities and may delay the experimentation needed to identify novel product candidate targets, prosecute such targets, identify development candidates for such targets and identify biomarkers that inform the potential clinical development paths for such targets. Moreover, discovery and implementation of clinical biomarker assays for ongoing clinical trials may be delayed.  Furthermore, any negative impact that the outbreak has on the ability of our contract research organizations to deliver data sets and execute on experimentation could cause substantial delays for our discovery activities and materially impact our ability to fuel our pipeline with new product candidates.

Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, obtaining complete clinical trial data or on the ability of our suppliers to provide materials for our product candidates could cause additional delays to clinical trial and developmental activities, which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital, and have a material adverse effect on our financial results.

The COVID-19 pandemic has already caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock. Moreover, the pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business and operations. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, adverse developments in preclinical studies or clinical trials conducted by others of epigenetic product candidates or adverse events in patients treated with epigenetic products may cause the FDA or other regulatory agencies to require modifications to clinical trials of epigenetic product candidates, revise the requirements for approval of epigenetic product candidates or limit the use of epigenetic products, any of which could materially harm our business. Moreover, there have been significant adverse side effects in clinical trials of epigenetic product candidates of our competitors. For example, one such competitor reported that some patients in its Phase 1 clinical trial of an EZH2 inhibitor had developed secondary malignancies following treatment. This same company previously reported that in the course of the preclinical safety studies of its EZH2 inhibitor it had observed the development of lymphoma in rats. We have no clinical data from our studies to date to suggest that patients are likely to experience similar side effects with our product candidates that inhibit EZH2. However, due to concerns regarding hematological malignancies, the FDA previously inquired about our plans for typical long-term toxicology studies of CPI-1205, and required that we include the development of a rare leukemia as a potential risk in the informed consent for our CPI-1205 and CPI-0209 trials. The FDA required us to update the investigator’s brochure and informed consent for our trials of CPI-1205 and the investigator’s brochure and the study protocol for CPI-0209 to include the risk of the development of T-cell lymphoma. As per FDA guidance, we have conducted a long-term toxicology study in rats, to explore whether the development of lymphoma is associated with exposure to these product candidates. The final reports from the 90-day repeat-dose toxicology study indicated once daily oral administration of CPI-1205 in the main study group rats resulted in malignant T-cell lymphoma in four out of ten female rats in the high dose (300 mg/kg/day) group. This finding was not observed in male rats.  Although lymphoma can occur spontaneously in young rats, these findings were considered related to administration of CPI-1205 due to the high incidence in the females at 300 mg/kg/day relative to controls.  As of May 17, 2019, a total of 116 patients have been treated with CPI-1205 in clinical trials.  Based on a review of all treatment-emergent adverse events reported by 116 patients as of May 17, 2019, there have been no findings of secondary malignancies or premalignant conditions. We have notified the FDA of these preclinical toxicology findings and have updated our investigator brochure and informed consent form for CPI-1205 to include information about the findings of the toxicology study.

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

We are early in our development efforts.  We currently have three product candidates in clinical trials that we are developing, CPI-0610 for the treatment of myelofibrosis, or MF, CPI-1205 for the treatment of metastatic castration-resistant prostate cancer, or mCRPC, and a recently initiated Phase 1/2 clinical trial for our second generation EZH2 inhibitor CPI-0209. Additional product candidates are still in preclinical development. We have invested substantially efforts and financial resources in our integrated epigenetics platform to discover and develop new drugs that selectively modulate gene expression that may lead to the killing or reprogramming of cancer cells or result in anti-tumor immune activity. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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
•

we may amend our protocols or suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

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

Most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials are being impacted.  For example, MANIFEST clinical trial enrollment has been impacted by COVID-19.  Patient enrollment in MANIFEST began to slow toward the end of the first quarter of 2020, and several sites have informed us that they have temporarily halted enrollment due to the pandemic. We cannot predict how long enrollment may be delayed.

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

If our product candidates, either alone or in combination with other therapeutics, are associated with serious adverse events or undesirable side effects or unacceptable drug-drug interactions in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the serious adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing for treating cancer are later found to cause side effects that prevent further development of the compound. In addition, if third parties manufacture or use our product candidates without our permission, and generate adverse events or unacceptable side effects, this could also have an adverse impact on our development efforts.

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

We are pursuing the development of our product candidates in combination with other approved therapeutics. We are currently conducting (i) a Phase 1b/2 clinical trial of CPI-1205 for the treatment of mCRPC in combination with enzalutamide, which is marketed by Pfizer Inc. and Astellas Pharma Inc. and is currently approved to treat mCRPC, or abiraterone acetate, which is marketed by Janssen and is currently approved for use in combination with prednisone for the treatment of patients with mCRPC, and (ii) a Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib, which is marketed by Incyte, Inc. and is currently approved to treat intermediate or high-risk MF. We may commence additional clinical trials of our product candidates in combination with other approved therapeutics, including, if our Phase 2 trials are successful, a pivotal clinical trial of CPI-1205 in combination with either enzalutamide or abiraterone acetate for the treatment of mCRPC and a pivotal clinical trial of CPI-0610 in combination with ruxolitinib for the treatment of MF. We may also seek to develop our product candidates in combination with other therapeutics in the future.

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

Even if CPI-1205, or CPI-0610, or any other product candidate were to receive regulatory approval and be commercialized for use in combination with enzalutamide, abiraterone acetate, or ruxolitinib, as applicable, or another therapeutic, we would continue to be subject to the risk that the FDA could revoke its approval of such therapeutic, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that the current standard of care may be replaced. This could result in CPI-1205, CPI-0610 or any such other product candidate, if approved, being removed from the market or being less successful commercially.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer and hematologic diseases, including many large pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapies that work by targeting epigenetic mechanisms, including through EZH2 and BET inhibition, such as AbbVie Inc., AstraZeneca PLC, BMS, CellCentric Ltd, Daiichi Sankyo Company, Eli Lilly & Company, Epizyme, Inc., GlaxoSmithKline plc, Incyte, Inc., Novartis AG, Pfizer Inc. and Zenith Epigenetics Ltd.

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

We rely, and expect to continue to rely, on third parties to manufacture clinical supplies of our product candidates and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture and release our product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties, or if such parties are unable to expand capacities to support commercialization of any of our product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements.

Similarly, we previously reported that we were closely monitoring our CPI-0610 supply due to potential production shortages with our manufacturers.  In addition, the various manufacturing facilities with which we do business may also be affected by natural disasters, such as floods or fire, or societal disruptions or outbreaks such as the recently identified coronavirus. Further, facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

In addition, these third parties may be adversely affected by the COVID-19 pandemic. For instance, we experienced a delay of supply of raw materials necessary to manufacture CPI-0610 from one of our contract manufacturers in China.  We also experienced a delay of supply of drug substance necessary to manufacture CPI-0209 from one of our contract manufacturers in India.  While these delays have not materially impacted our overall manufacturing supply chain operations to date, and we continue to explore back up or alternative sources of supply, any future disruption in the supply chain  from the recent COVID-19 outbreak, or any potential future outbreak could have a material adverse impact on our clinical trial plans and business operations.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and use of our product candidates through compassionate use, and we will face an even greater risk if we commercially sell any products that we may develop. For example, on January 17, 2017, a participant dosed in one of the Company’s clinical trials filed a complaint against us in the United States District Court for the District of Arizona, alleging negligence, lack of informed consent, strict products liability and loss of consortium. The parties reached agreement with regards to a resolution, and the court dismissed the case with prejudice.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. For example, we recently experienced a delay in batch release for CPI-0610 due to an extended testing period to rule out specification impurities.  The matter was resolved and the batch was subsequently released. However, if we had been unable to release this batch of CPI-0610, our ability to timely complete the MANIFEST clinical trial may have been materially affected. In addition to our primary supply chain, we currently do not have alternative suppliers established to provide secondary sources of bulk starting materials and drug substance. If our current contract manufacturers or sources of drug substance cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

We may not be able to obtain orphan drug exclusivity for each of our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. For example, in November 2019, we received FDA orphan drug designation for CPI-0610 for the treatment of myelofibrosis, and in February 2020 we received EMA orphan drug designation for CPI-0610 for the treatment of myelofibrosis.

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

With enactment of the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump administration has represented to the U.S. Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, that court agreed to hear this case. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that clinical trial sites located in the EEA should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or €20 million, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Similar actions are either in place or under way in the United States. There are a broad variety of data protection laws that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act—which went into effect on January 1, 2020—is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

Given the breadth and depth of changes in data protection obligations, preparing for and complying with these requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

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

As of April 30, 2020, our executive officers, directors and entities associated or affiliated with our executive officers and directors, in the aggregate, owned shares representing approximately 10.5% of our capital stock. As a result, if these stockholders were to choose to act together, they could substantially impact matters submitted to our stockholders for approval, as well as our management and affairs.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from July 18, 2018 to April 30, 2020, the closing price of our common stock ranged from a high of $49.30 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in clinical trials of our product candidates or those of our competitors;
•	results of discussions with regulatory authorities and regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	our success in commercializing our product candidates, if and when approved;
•	the success of competitive products or technologies;
•	the effect of the COVID-19 outbreak on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;

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

We have taken and may continue to take advantage of some or all of the available exemptions. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We have used approximately $34.9 million of the net proceeds from the IPO as of March 31, 2020 to fund the development of CPI-0610, CPI-1205 and CPI-0209, to advance our pipeline of preclinical candidates and to research and develop additional preclinical product candidates using our platform and for working capital and other general corporate purposes. We have invested the unused net proceeds from the offering in money market accounts.

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

CONSTELLATION PHARMACEUTICALS, INC.

Date: May 6, 2020	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2020	By:	/s/ Emma Reeve
Emma Reeve
Chief Financial Officer
(Principal Financial and Accounting Officer)