Form 10-Q
period 2020-06-30
CONSTELLATION PHARMACEUTICALS INC
filed 2020-08-05
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 47,500,032 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	our ongoing clinical trials, including our Phase 2 clinical trial of CPI-0610, our Phase 1b/2 clinical trial of CPI-1205 and our Phase 1/2 clinical trial of CPI-0209;
•	our plans to advance our clinical-stage product candidates into later stage trials, including our plans to conduct a Phase 3 trial of CPI-0610
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize CPI-0610, CPI-0209 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for CPI-0610, CPI-0209 and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
•	the potential advantages of our product candidates;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our manufacturing, commercialization and marketing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•

the impact of the COVID-19 pandemic on our ability to enroll and monitor patients in our clinical trials, collect data, secure needed supplies, initiate new clinical trials, meet our current milestones and timeline, and continue to successfully execute on our plans and operations.

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

Constellation Pharmaceuticals, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$179,112	$334,332
Marketable securities	341,401	49,602
Prepaid expenses and other current assets	2,586	3,055
Total current assets	523,099	386,989
Property and equipment, net	1,443	971
Restricted cash	425	425
Operating lease, right-of-use assets	9,378	10,745
Other assets	453	—
Total assets	$534,798	$399,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,659	$7,278
Accrued expenses and other current liabilities	16,538	12,915
Current portion of long-term debt, net of discount	2,150	—
Current portion of lease liabilities - operating lease	2,937	2,562
Total current liabilities	27,284	22,755
Long-term debt, net of current portion and discount	27,569	29,642
Operating lease liabilities, net of current portion	7,248	8,759
Other long-term liabilities	716	390
Total liabilities	62,817	61,546
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 47,500,032 and 41,719,039 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	846,305	656,973
Accumulated other comprehensive gain (loss)	255	(6)
Accumulated deficit	(374,584)	(319,387)
Total stockholders' equity	471,981	337,584
Total liabilities and stockholders' equity	$534,798	$399,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$22,627	$15,955	$42,702	$31,632
General and administrative	6,960	4,886	12,868	9,315
Total operating expenses	29,587	20,841	55,570	40,947
Loss from operations	(29,587)	(20,841)	(55,570)	(40,947)
Other income (expense):
Interest income	686	652	2,090	1,407
Gain on disposal of equipment	29	—	29	—
Interest expense	(857)	(578)	(1,707)	(653)
Total other income (expense), net	(142)	74	412	754
Loss before income taxes	(29,729)	(20,767)	(55,158)	(40,193)
Income tax expense	24	—	39	—
Net loss	$(29,753)	$(20,767)	$(55,197)	$(40,193)
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.80)	$(1.31)	$(1.56)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	42,589,415	25,809,556	42,177,523	25,807,132

Comprehensive loss:
Net loss	$(29,753)	$(20,767)	$(55,197)	$(40,193)
Other comprehensive gain:
Unrealized gain on marketable securities	345	2	261	11
Total other comprehensive gain	$345	$2	$261	$11
Comprehensive loss	$(29,408)	$(20,765)	$(54,936)	$(40,182)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	41,719,039	$4	$656,973	$(6)	$(319,387)	$337,584
Stock-based compensation expense	—	—	2,559	—	—	2,559
Stock option exercises	103,025	—	911	—	—	911
Unrealized loss on marketable securities	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(25,444)	(25,444)
Balances at March 31, 2020	41,822,064	$4	$660,443	$(90)	$(344,831)	$315,526
Stock-based compensation expense	—	—	3,635	—	—	3,635
Issuance of common stock from public offering, net of underwriting discounts and commissions	5,500,000	1	180,726	—	—	180,727
Stock option exercises	177,968	—	1,501	—	—	1,501
Unrealized gain on marketable securities	—	—	—	345	—	345
Net loss	—	—	—	—	(29,753)	(29,753)
Balances at June 30, 2020	47,500,032	$5	$846,305	$255	$(374,584)	$471,981

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2018	25,803,135	$3	$337,992	$—	$(233,837)	$104,158
Stock-based compensation expense	—	—	1,313	—	—	1,313
Vesting of common stock issued upon early exercise of unvested options	85	—	—	—	—	—
Stock option exercises	3,754	—	21	—	—	21
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(19,426)	(19,426)
Balances at March 31, 2019	25,806,974	$3	$339,326	$9	$(253,263)	$86,075
Stock-based compensation expense	—	—	1,797	—	—	1,797
Vesting of common stock issued upon early exercise of unvested options	85	—	—	—	—	—
Stock option exercises	12,364	—	77	—	—	77
Unrealized gain on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(20,767)	(20,767)
Balances at June 30, 2019	25,819,423	$3	$341,200	$11	$(274,030)	$67,184

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(55,197)	$(40,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	267	364
Stock-based compensation expense	6,194	3,110
Non-cash interest expense	403	158
Amortization and accretion on marketable securities	(374)	(523)
Gain on disposal of equipment	(29)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	469	257
Operating lease, right-of-use assets	1,367	1,461
Accounts payable	(2,197)	801
Accrued expenses and other current liabilities	3,623	(131)
Operating lease liabilities	(1,136)	(1,484)
Other assets	(453)	—
Net cash used in operating activities	(47,063)	(36,180)
Cash flows from investing activities:
Purchase of marketable securities	(373,417)	(63,123)
Purchases of property and equipment	(161)	(469)
Proceeds from sale of property and equipment	29	—
Proceeds from maturities and sales of marketable securities	82,253	20,600
Net cash used in investing activities	(291,296)	(42,992)
Cash flows from financing activities:
Proceeds from common stock offerings, net of underwriting discounts and commissions	180,727	—
Proceeds from issuance of long-term debt	—	19,650
Payment of debt issuance costs	—	(125)
Proceeds from issuance of common stock upon stock option exercises	2,412	98
Net cash provided by financing activities	183,139	19,623
Net decrease in cash, cash equivalents and restricted cash	(155,220)	(59,549)
Cash, cash equivalents and restricted cash at beginning of period	334,757	115,017
Cash, cash equivalents and restricted cash at end of period	$179,537	$55,468

Supplemental disclosure of cash flow information:
Interest paid	$1,304	$347
Income taxes paid	$24
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$578	$41

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the proceeds of sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and proceeds from sales of its common stock public and private offerings.

On June 19, 2020, the Company completed a public offering of an aggregate of 5,500,000 of its common stock and received net proceeds of approximately $180.7 million.

The Company has incurred losses since inception, including net losses of $29.8 million and $55.2 for the three and six months ended June 30, 2020, respectively, and $85.6 million for the year ended December 31, 2019. As of June 30, 2020, the Company had an accumulated deficit of $374.6 million. The Company expects to continue to generate operating losses in the foreseeable future. Based on the Company’s current operating plan, the Company expects that its cash, cash equivalents and marketable securities at June 30, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim financial statements. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Constellation Pharmaceuticals, Inc. and its wholly owned subsidiary, Constellation Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of June 30, 2020, and results of operations for the three and six months ended June 30, 2020 and 2019, stockholders’ equity for the three and six months ended June 30, 2020 and 2019, and cash flows for the six months ended June 30, 2020 and 2019 have been made. The Company’s results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

As of June 30, 2020, the Company classified $0.4 million as restricted cash related to a letter of credit issued as a security deposit in connection with Company's lease of its corporate office facilities (Note 10). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$179,112	$334,332
Restricted cash	425	425
Cash, cash equivalents and restricted cash	$179,537	$334,757

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of June 30, 2020 (see Note 7) approximated fair value (a Level 3 measurement) based on interest rates currently available to the Company.

Recently adopted accounting pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements (“ASU 2016-13”). The new standard requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. It also limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The targeted transition relief standard allows filers an option to irrevocably elect the fair value option of ASC 825-10, Financial Instruments-Overall, applied on an instrument-by-instrument basis for eligible instruments. The Company adopted ASU 2016-13 on January 1, 2020, using the modified retrospective method for all financial assets measured at amortized cost. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position or results of operations upon adoption.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software. This ASU addresses the accounting for implementation, setup and other upfront costs paid by a customer in a cloud computing or hosting arrangement. The guidance aligns the accounting treatment of these costs incurred in a hosting arrangement treated as a service contract with the requirements for capitalization and amortization costs to develop or obtain internal-use software. The guidance is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The guidance can be adopted either retrospectively or prospectively. The adoption of ASU 2018-15 on January 1, 2020 prospectively did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$179,112	$—	$—	$179,112
	$179,112	$—	$—	$179,112
Marketable securities:
Corporate debt securities	$—	$45,133	$—	$45,133
Commercial paper	—	71,278	—	71,278
Government securities	—	224,990	—	224,990
Total	$—	$341,401	$—	$341,401

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$303,345	$—	$—	$303,345
Commercial paper	—	8,986	—	8,986
Corporate debt securities	—	2,001	—	2,001
Reverse Repurchase Agreements (RRAs)	—	20,000	—	20,000
	$303,345	$30,987	$—	$334,332
Marketable securities:
Corporate debt securities	$—	$12,748	$—	$12,748
Commercial paper	—	26,808	—	26,808
Government securities	—	10,046	—	10,046
Total	$—	$49,602	$—	$49,602

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

During the six months ended June 30, 2020 and the year ended December 31, 2019, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

4. Marketable Securities

The following table summarizes the Company’s marketable securities and cash equivalents as of June 30, 2020, and December 31, 2019, respectively (in thousands):

	June 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$179,112	$—	$—	$179,112
Total cash equivalents	$179,112	$—	$—	$179,112

Marketable securities:
Corporate debt securities	$44,960	$176	$(3)	$45,133
Commercial paper	71,278	—	—	71,278
Government securities	224,908	86	(4)	224,990
Total marketable securities	$341,146	$262	$(7)	$341,401
Total cash equivalents and marketable securities	$520,258	$262	$(7)	$520,513

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$303,345	$—	$—	$303,345
Commercial paper	8,986	—	—	8,986
Corporate debt securities	2,001	—	—	2,001
Reverse Repurchase Agreements (RRAs)	20,000	—	—	20,000
Total cash equivalents	$334,332	$—	$—	$334,332

Marketable securities:
Corporate debt securities	$12,753	$—	$(5)	$12,748
Commercial paper	26,808	—	—	26,808
Government securities	10,047	—	(1)	10,046
Total marketable securities	$49,608	$—	$(6)	$49,602
Total cash equivalents and marketable securities	$383,940	$—	$(6)	$383,934

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$2,868	$4,527
Accrued external research and development expense	12,716	7,707
Accrued professional fees	425	184
Other	529	497
	$16,538	$12,915

6. Collaboration Agreement

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through December 31, 2019, the Company received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense. There was no additional funding received in the six months ended June 30, 2020.

The LLS Agreement requires the Company to make payments to LLS upon the Company’s achievement of specified milestones that could total up to $25.0 million in aggregate (see Note 11).

7. Debt

On March 20, 2019, the Company entered into a loan agreement with Hercules (“the Loan Agreement”) as administrative and collateral agent, and various other lenders, pursuant to which the Company could borrow up to $40.0 million. The Company has borrowed $30.0 million, and its right to borrow the remaining $10.0 million has expired. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, the Company paid a fee of $0.3 million upon closing and is required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or a portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, the Company granted Hercules a security interest in all of its personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If the Company fails to make payments when due, or breaches any operational covenant or has any event of default, this could have a material adverse effect on its business and financial condition.

As of June 30, 2020 and December 31, 2019, debt payable consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Principal amount of term loans	$30,000	$30,000
Debt discount current portion	(153)	—
Less: Current portion	(2,150)	—
Long-term debt, net of current portion	27,697	30,000
Debt discount net of current portion	(128)	(358)
Long-term debt, net of discount and current portion	$27,569	$29,642

8. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of June 30, 2020 and December 31, 2019, respectively. The authorized preferred stock was classified under stockholders’ equity at June 30, 2020 and December 31, 2019, respectively.

Common Stock

As of June 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In August 2019, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. At its option, the Company may sell shares of common stock through Jefferies as its sales agent, with any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement. During the six months ended June 30, 2020, the Company did not sell any shares under the Sales Agreement.

Follow-On Offering

On June 19, 2020, the Company completed a public offering of an aggregate of 5,500,000 of its common stock and received net proceeds of approximately $180.7 million.

Warrants to Purchase Common Stock

As of June 30, 2020, the Company had outstanding warrants to purchase common stock as follows:

Issuance Date	Term (in years)	Exercise Price	Number of Common Shares Issuable under Warrant
May 23, 2011	10	$1.55	61,868
June 28, 2013	10	$13.22	7,569
September 30, 2014	10	$13.22	15,139
			84,576

9. Stock-Based Compensation

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan was 3,025,101. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or any predecessor plan such as the 2008 Equity Incentive Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. In January 2020, the shares available for issuance under the 2018 Plan were increased by 1,668,762 shares pursuant to the annual increase described above. As of June 30, 2020, 2,271,872 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan which became effective on July 18, 2018. A total of 272,504 shares of common stock were reserved for issuance under this plan. The number of shares reserved shall be annually increased on each January 1 through January 1, 2028 by the least of (i) 545,008 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. In January 2020, the shares available for issuance under the 2018 Plan were increased by 417,190 shares pursuant to the annual increase described above. As of June 30, 2020, no offering periods have commenced, and 689,694 shares remained available for future issuance under the 2018 Plan.

Stock Option Issuances

The following is a summary of stock option activity for the six months ended June 30, 2020:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	4,211,068	$8.95	8.39	$160,689
Granted	1,167,482	$36.22
Exercised	(280,993)	$8.58
Forfeited	(92,649)	$13.33
Outstanding as of June 30, 2020	5,004,908	$15.25	8.33	$82,120
Vested and expected to vest as of June 30, 2020	5,004,908	$15.25	8.33	$82,120
Options exercisable as of June 30, 2020	1,681,244	$8.53	7.58	$36,496

During the six months ended June 30, 2020, the Company granted options to employees and directors for the purchase of 1,167,482 shares of common stock with a weighted average exercise price of $36.22 per share and a weighted average grant-date fair value of $25.41 per share.

The Company estimated the fair value of each stock option award using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.47%	2.06%	1.21%	2.44%
Expected volatility	84.78%	83.08%	82.85%	82.24%
Expected dividend yield	—	—	—	—
Expected term (in years)	5.90	5.68	6.02	6.02

As of June 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $41.1 million, which is expected to be recognized over a weighted average period of 3.02 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$1,402	$732	$2,408	$1,256
General and administrative expenses	2,233	1,065	3,786	1,854
Total	$3,635	$1,797	$6,194	$3,110

10. Leases

The Company has leases for office and laboratory space.  The Company occupies approximately 47,546 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires on June 30, 2023. The Company determined that these leases are operating leases.

In June 2019, the Company entered into a sublease agreement for a portion of its office space consisting of approximately 4,422 square feet. The sub-lease was originally expired on June 20, 2020. On June 19, 2020, the Company executed an amendment to extend the term of the sub-lease until July 31, 2020.

We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. We recognized all leases with terms greater than 12 months in duration on our Condensed Consolidated Balance Sheets as right-of-use assets and lease liabilities.

11. Commitments and Contingencies

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of June 30, 2020, and December 31, 2019, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of June 30, 2020, and December 31, 2019, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of June 30, 2020 or December 31, 2019.

Legal Proceedings

The Company is not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of June 30, 2020 or December 31, 2019.

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(29,753)	$(20,767)	$(55,197)	$(40,193)
Net loss attributable to common stockholders	$(29,753)	$(20,767)	$(55,197)	$(40,193)

Denominator:
Weighted average common shares outstanding, basic and diluted	42,589,415	25,809,556	42,177,523	25,807,132

Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(0.80)	$(1.31)	$(1.56)

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

	June 30,
	2020	2019
Warrants for the purchase of common stock	84,576	95,930
Options to purchase common stock	5,004,908	4,829,732
Total	5,089,484	4,925,662

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.1 million for each of the three months ended June 30, 2020 and 2019, respectively. The Company made matching contributions of $0.3 million and $0.2 million for each of the six months ended June 30, 2020 and 2019, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules impacting these targets to selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity. This platform reflects our deep understanding of the biology of regulation of gene expression by epigenetic regulatory proteins, or epigenetic regulators, the development of small-molecule product candidates that selectively modulate their activity, and the design of clinical development programs supported by novel biomarker strategies. We are able to target a broad variety of epigenetic regulators using our platform and have generated development candidates acting against distinct classes of those regulators. Our vision is to become a fully integrated oncology company, with a broad pipeline of development and discovery programs.

BET Inhibition

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

We believe that preliminary data disclosed to date from MANIFEST suggest that CPI-0610 has the potential to offer meaningful benefits beyond the current standard of care in MF. We presented updated preliminary 24-week data for CPI-0610 as a monotherapy and in combination with ruxolitinib at the European Hematology Association (EHA) meeting on June 12, 2020, based on an April 17, 2020, data cutoff, and we intend to provide a further update of preliminary clinical and translational data from MANIFEST in the second half of 2020.

As part of indication expansion strategy for CPI-0610, we are planning to initiate an additional arm of MANIFEST (Arm 4) for treatment of approximately 20 hydroxyurea-resistant or -intolerant patients with essential thrombocythemia (ET) with CPI-0610 as a monotherapy in the second half of 2020. ET is a myeloproliferative disorder that can progress to MF and that is characterized by excessive production of blood platelets, fatigue, lightheadedness, headaches, vision changes, and an increased risk of blood clots. The primary endpoint of Arm 4 will be Complete Hematological Response within 24 weeks as measured by normalization of platelet count and white blood cell count within the normal range, with a key secondary endpoint of 50% reduction in Total Symptom Score at 24 weeks measured by the MPN Symptom Assessment Form.

We had constructive scientific and regulatory meetings with the FDA on future development plans for CPI-0610. We have aligned with the FDA on the design of a randomized, double-blind pivotal Phase 3 clinical trial for CPI-0610, to be called MANIFEST-2. We are preparing to initiate the Phase 3 trial in the second half of 2020. MANIFEST-2 will enroll approximately 310 JAK-inhibitor-naïve patients with advanced primary MF, post-essential-thrombocythemia MF, or post-polycythemia-vera MF. Patients will be randomized 1:1 to CPI-0610 plus ruxolitinib or placebo plus ruxolitinib. The primary endpoint will be 35% reduction in spleen volume (SVR35) at 24 weeks, and the key secondary endpoint will be 50% improvement in Total Symptom Score (TSS50) measured by Myelofibrosis Symptom Assessment Form version 4.0 at 24 weeks. The study is powered at approximately 90% to detect a difference in the primary endpoint. The trial protocol includes a mechanism to re-estimate sample size to ensure sufficient power for both endpoints.

Feedback from the FDA suggests that the current MANIFEST trial alone does not provide a sufficient basis for approval of the combination of CPI-0610 and ruxolitinib in MF patients. We plan to continue to explore other regulatory pathways for bringing CPI-0610 to MF patients.

EZH2 Inhibition

CPI-0209

CPI-0209 is a small molecule designed to promote anti-tumor activity by specifically inhibiting enhancer of zeste homolog 2, or EZH2, an enzyme that suppresses target gene expression. We designed CPI-0209, which is a second-generation EZH2 inhibitor, to achieve comprehensive coverage of EZH2 to potentially enable deeper, more rapid, and more durable tumor regression, as well as to demonstrate improved metabolic properties. We believe that CPI-0209 has the potential to be a best-in-class EZH2 inhibitor for use in a broad range of cancer types and to expand the addressable patient populations beyond those that have been targeted by first-generation EZH2 inhibitors. We are currently conducting the Phase 1 dose escalation portion of a Phase 1/2 clinical trial of CPI-0209 in solid tumors. After determining the recommended Phase 2 dose for the monotherapy, which we expect to accomplish in 2020, we intend to pursue monotherapy expansion arms in selected solid tumor indications with a biomarker enrichment strategy. We will also determine the recommended Phase 2 dose in combination therapy and then pursue expansion arms for this combination therapy.

CPI-1205

CPI-1205 is our first-generation EZH2 inhibitor. Based on insights from our platform and the scientific literature supporting the role of EZH2 in certain tumor types, we initiated ProSTAR, a Phase 1b/2 clinical study evaluating CPI-1205 combined with enzalutamide or abiraterone in patients with metastatic castration-resistant prostate cancer (mCRPC). In June 2020, we announced that we plan to discontinue development of CPI-1205 after completion of ProSTAR and to prioritize further clinical development of CPI-0209. The decision was based on a recent review of ProSTAR data, which did not demonstrate the definitive signal of activity necessary to advance the program into pivotal studies in mCRPC. We intend to present a full data set from ProSTAR at a future medical meeting.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has affected and will continue to affect our business and operations. The section below provides an update of the impact of the COVID-19 pandemic on our business and operations.

MANIFEST clinical trial execution. Patient safety remains paramount in the execution of our clinical trials. Patient enrollment began to slow toward the end of first quarter of 2020, and several sites informed us that they temporarily halted enrollment due to the pandemic. Similarly, we had incidences of incomplete data collection. We have utilized recent regulatory guidance and provisions of the protocol that provide potential flexibility in the time and place of data collection. We provided a data update from the MANIFEST trial at the European Hematological Association meeting on June 12, 2020, with an April 17, 2020, data cutoff, as planned. The pace of enrollment improved in the second quarter of 2020, although it remains slower than our plans prior to the COVID-19 pandemic.

CPI-0610 Phase 3 clinical trial. Conditions at clinical trial sites caused by COVID-19 may impact the timing of the start of our Phase 3 clinical trial for CPI-0610. We currently aim to begin this trial in the second half of 2020.

CPI-0209 Phase 1 clinical trial.  The Phase 1 clinical trial for CPI-0209 has proceeded as planned.

Manufacturing. In the first quarter of 2020, we experienced some disruption in our supply chain from our suppliers due to COVID-19. For instance, we experienced a delay in the supply of raw materials necessary to manufacture CPI-0610 coming from one of our contract manufacturers in China. We also experienced a delay in the supply of drug substance necessary to manufacture CPI-0209 from one of our contract manufacturers in India. However, we believe that these issues have now been resolved, and we are not currently experiencing supply chain disruptions in manufacturing for any of our product candidates.

Offices. Beginning in March, our offices in Cambridge were closed to non-essential employees, with the exception of minimal laboratory personnel. In May, we began reopening our offices in accordance with the business reopening directives of the state of Massachusetts. Our laboratory facilities are now open to all laboratory personnel with mandated safety protocols in place. The majority of our non-laboratory personnel continue to work remotely.

Financial Overview

As of June 30, 2020, we have funded our operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock. On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with Hercules Capital, Inc., or Hercules, pursuant to which we could borrow up to $40.0 million. We have borrowed $30.0 million, and our right to borrow the remaining $10.0 million has expired. On June 19, 2020, we completed a public offering of an aggregate of 5,500,000 of our common stock and received net proceeds of approximately $180.7 million. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the three and six months ended June 30, 2020, we reported a net loss of $29.8 million and $55.2 million, respectively. As of June 30, 2020, we had an accumulated deficit of $374.6 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $520.5 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “– Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. No funding was received from LLS during the six months ended June 30, 2020 and 2019, respectively.

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

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our invested cash balances and associated with our marketable securities. We expect our interest income to increase as we invest the cash received from the net proceeds from our private placement in October 2019,  public offerings in December 2019 and June 2020, and net proceeds from the Hercules Loan Agreement.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$22,627	$15,955	$6,672
General and administrative	6,960	4,886	2,074
Total operating expenses	29,587	20,841	8,746
Loss from operations	(29,587)	(20,841)	(8,746)
Other income (expense):
Interest income	686	652	34
Gain on disposal of equipment	29	—	29
Interest expense	(857)	(578)	(279)
Total other income (expense), net	(142)	74	(216)
Loss before income taxes	(29,729)	(20,767)	(8,962)
Income tax expense	24	—	24
Net loss	$(29,753)	$(20,767)	$(8,986)

Research and Development Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$1,620	$5,123	$(3,503)
CPI-0610	8,885	3,145	5,740
CPI-0209	1,908	580	1,328
Preclinical pipeline	1,344	827	517
Unallocated expenses:
Personnel related (including stock-based compensation)	6,925	4,249	2,676
Laboratory supplies and consumables	464	529	(65)
Facility related and other	1,481	1,502	(21)
Total research and development expenses	$22,627	$15,955	$6,672

Research and development expenses were $22.6 million for the three months ended June 30, 2020 compared to $16.0 million for the three months ended June 30, 2019. The increase was primarily due to increased expenses in our CPI-0610 program. The decrease in costs related to our CPI-1205 program was primarily due to lower expenses in our ProSTAR due to the maturity of the trial, decreased costs related to process chemistry expenses and the end of our ORIOnE trial in 2019. The increase in costs related to our CPI-0610 program was primarily due to increased costs in process chemistry expenses and increased enrollment in our MANIFEST trial in the second quarter of 2020. The increase in costs related to our CPI-0209 program was primarily due to the increase in patient enrollment and increased process chemistry expenses.

The increase in personnel related costs was primarily due to overall increase in headcount in our research and development function. Personnel related costs for the three months ended June 30, 2020 and 2019 included stock-based compensation expense of $1.4 million and $0.7 million, respectively.

General and Administrative Expenses

	Three Months Ended June 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,311	$2,762	$1,549
Professional and consultant fees	1,665	1,157	508
Facility related and other	984	967	17
Total general and administrative expenses	$6,960	$4,886	$2,074

General and administrative expenses for the three months ended June 30, 2020 were $7.0 million, compared to $4.9 million for the three months ended June 30, 2019. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel related costs for the three months ended June 30, 2020 and 2019 included stock-based compensation expense of $2.2 million and $1.1 million, respectively. The increase in professional and consultant fees was primarily due to the increased marketing and accounting fees.

Other Income (Expense)

Interest Income

Interest income was $0.7 million for the three months ended June 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $0.9 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement, which commenced on March 20, 2019.

Income Tax Expense

Income tax expense was less than $0.1 million for the three months ended June 30, 2020, consisted of income tax accrued for the interest income associated with our marketable securities.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$42,702	$31,632	$11,070
General and administrative	12,868	9,315	3,553
Total operating expenses	55,570	40,947	14,623
Loss from operations	(55,570)	(40,947)	(14,623)
Other income (expense):
Interest income	2,090	1,407	683
Gain on disposal of equipment	29	—	29
Interest expense	(1,707)	(653)	(1,054)
Total other income (expense), net	412	754	(342)
Loss before income taxes	(55,158)	(40,193)	(14,965)
Income tax expense	39	—	39
Net loss	$(55,197)	$(40,193)	$(15,004)

Research and Development Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$3,850	$10,281	$(6,431)
CPI-0610	16,116	5,623	10,493
CPI-0209	3,243	1,696	1,547
Preclinical pipeline	2,255	1,648	607
Unallocated expenses:
Personnel related (including stock-based compensation)	13,083	8,462	4,621
Laboratory supplies and consumables	1,174	993	181
Facility related and other	2,981	2,929	52
Total research and development expenses	$42,702	$31,632	$11,070

Research and development expenses were $42.7 million for the six months ended June 30, 2020 compared to $31.6 million for the six months ended June 30, 2019. The increase was primarily due to increased expenses in our CPI-0610 program. The decrease in costs related to our CPI-1205 program was primarily due to lower expenses in our ProSTAR due to the maturity of the trial, decreased costs related to process chemistry expenses and the end of our ORIOnE trial in 2019. The increase in costs related to our CPI-0610 program was primarily due to increased costs in process chemistry expenses and increased enrollment in our MANIFEST trial in the first half of 2020. The increase in costs related to our CPI-0209 program was primarily due to the increase in patient enrollment and increased process chemistry expenses.

The increase in personnel related costs was primarily due to overall increase in headcount in our research and development function. Personnel related costs for the six months ended June 30, 2020 and 2019 included stock-based compensation expense of $2.4 million and $1.3 million, respectively.

General and Administrative Expenses

	Six Months Ended June 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$7,760	$5,257	$2,503
Professional and consultant fees	2,731	2,154	577
Facility related and other	2,377	1,904	473
Total general and administrative expenses	$12,868	$9,315	$3,553

General and administrative expenses for the six months ended June 30, 2020 were $12.9 million, compared to $9.3 million for the six months ended June 30, 2019. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel related costs for the six months ended June 30, 2020 and 2019 included stock-based compensation expense of $3.8 million and $1.9 million, respectively. The increase in professional and consultant fees was primarily due to the increased marketing and accounting fees. The increase in facility related and other costs was related to insurance costs, IT software licenses, service contracts and laptops to support the increased headcount.

Other Income (Expense)

Interest Income

Interest income increased to $2.1 million for the six months ended June 30, 2020 from $1.4 million for the six months ended June 30, 2019, primarily due to interest income earned with higher cash balances invested in marketable securities.

Interest Expense

Interest expense was $1.7 million and $0.7 million for the six months ended June 30, 2020 and 2019, respectively, and consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement, which commenced on March 20, 2019.

Income Tax Expense

Income tax expense was less than $0.1 million for the six months ended June 30, 2020, and consisted of income tax accrued for the interest income associated with our marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As of June 30, 2020, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements, borrowings under the Loan Agreement and sales of our common stock. As of June 30, 2020, we had received net proceeds of $29.5 million under the loan agreement. On June 19, 2020, we completed a public offering of an aggregate of 5,500,000 of our common stock and received net proceeds of approximately $180.7 million. As of June 30, 2020, we had cash, cash equivalents and marketable securities of $520.5 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(47,063)	$(36,180)
Cash used in investing activities	(291,296)	(42,992)
Cash provided by financing activities	183,139	19,623
Net increase (decrease) in cash, cash equivalents and restricted cash	$(155,220)	$(59,549)

Operating Activities

During the six months ended June 30, 2020, net cash used in operating activities was $47.1 million, primarily resulting from our net loss of $55.2 million, partially offset by changes in our operating assets and liabilities of $1.7 million, and net non-cash expense of $6.4 million. Changes in our operating assets and liabilities for the six months ended June 30, 2020 consisted primarily of $3.6 million increase in accrued expenses and other current liabilities and $0.5 million increase in prepaid expense and other current assets, partially offset by $2.2 million decrease in accounts payable and $0.2 million decrease in other assets.

During the six months ended June 30, 2019, net cash used in operating activities was $36.2 million, primarily resulting from our net loss of $40.2 million, partially offset by changes in our operating assets and liabilities of $0.9 million and net non-cash expense of $3.1 million. Changes in our operating assets and liabilities for the six months ended June 30, 2019 consisted primarily of a $0.8 million increase in accounts payable, and a $0.2 million increase in prepaid expense and other current assets, partially offset by $0.1 million decrease in accrued expenses and other current liabilities.

Investing Activities

During the six months ended June 30, 2020 and 2019, net cash used in investing activities were $291.3 million and $43.0 million, respectively, due to cash investment in marketable securities.

Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities consisted primarily of net proceeds from issuance of common stock of $180.7 million and net proceeds from exercise of stock options of $2.4 million.

During the six months ended June 30, 2019, net cash provided by financing activities was $19.6 million, consisting primarily of net proceeds from the issuance of notes payable related to the Loan Agreement with Hercules.

Loan and Security Agreement

On March 20, 2019, we entered into the Loan Agreement with Hercules, under a term loan facility, pursuant to which we could borrow up to $40.0 million. We have borrowed $30.0 million as of June 30, 2020, and our right to borrow the remaining $10 million has expired. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of 6.35% of the aggregate advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or any portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, we granted Hercules a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If we fail to make payments when due, breach any operational covenant, or have any event of default, this could have a material adverse effect on our business and financial condition.

At-the-Market Offering

In August 2019, we entered into an Open Market Sale Agreement, or the Sales Agreement, with Jefferies LLC, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Jefferies LLC a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement. During the six months ended June 30, 2020, we did not sell any shares under the Sales Agreement.

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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $520.5 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

In our 2019 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the six months ended June 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, we had cash, cash equivalents and marketable securities of $520.5 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of June 30, 2020, we had $30.0 million of borrowings outstanding under the Loan Agreement. This term loan bears interest at a variable annual rate equal to the greater of (i) 8.55% and (ii) the prime rate plus 2.55%, thereby exposing us to interest rate risk. Based upon the prime rate at June 30, 2020 of 3.25% and considering the $30.0 million of principal outstanding, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operation.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2020 and the year ended December 31, 2019.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act of 2012 permits an “emerging growth company” to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to “opt out” of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time private companies adopt the new or revised standard and will do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

Based on the market value of our common stock held by non-affiliates as of June 30, 2020, we will cease to be an emerging growth company on December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, certain of our employees began working remotely in March 2020.  We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We have been and will continue to monitor and assess COVID-19 pandemic to determine any potential impacts on our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of June 30, 2020 or December 31, 2019.

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

Since inception, we have incurred significant operating losses. Our net loss was $55.2 million for the six months ended June 30, 2020, $85.6 million for the year ended December 31, 2019. As of June 30, 2020, we had an accumulated deficit of $374.6 million. To date, we have financed our operations primarily though sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue to advance towards our goal to become a late-stage oncology development company, including:

•	continue our Phase 2 clinical trial of CPI-0610, which we refer to as MANIFEST, and our Phase 1/2 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;
•	advance certain of our clinical-stage product candidates into later stage trials, including our plans to conduct a Phase 3 trial of CPI-0610;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
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

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing Phase 2 clinical trial of CPI-0610, Phase 1/2 clinical trial of CPI-0209 and the planned Phase 3 clinical trial of CPI-0610;
•	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for any other product candidates we may develop in the future;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	milestones and other collaboration-based revenues, if any;
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

As of June 30, 2020, we had cash, cash equivalents and marketable securities of approximately $520.5 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

If we fail to comply with the covenants or payment obligations under our debt instrument, this could result in an event of default, which could materially and adversely affect our business and our financial condition.

On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with various lenders and Hercules Capital, Inc. pursuant to which we could borrow up to $40.0 million. We have borrowed $30.0 million as of June 30, 2020, and our right to borrow the remaining $10 million has expired. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023, or the Maturity Date. In addition, we are required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or such portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date. In connection with the Loan Agreement, we granted Hercules Capital, Inc. a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants. If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of June 30, 2020, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules Capital, Inc. We could in the future incur additional indebtedness.

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

Risks Related to the Discovery and Development of our Product Candidates

The ongoing COVID-19 pandemic may affect our ability to conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. For instance, we experienced a delay of supply of raw materials necessary to manufacture CPI-0610 from one of our contract manufacturers in China. We also experienced a delay of supply of drug substance necessary to manufacture CPI-0209 from one of our contract manufacturers in India.  While these delays have not materially impacted our overall manufacturing supply chain operations to date, and we continue to explore back up or alternative sources of supply, any future disruption in the supply chain  from the COVID-19 outbreak, or any potential future outbreak could have a material adverse impact on our clinical trial plans and business operations.

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

Additionally, the impact of the COVID-19 outbreak in Massachusetts resulted in a temporary shut-down of our Cambridge research facility. While we began reopening our facilities to laboratory personnel in May 2020, not all employees have returned to our facility and we cannot be certain that we will not close our facilities again in the future as a result of the COVID-19 outbreak. Additional closures may substantially impact our discovery and translational activities and may delay the experimentation needed to identify novel product candidate targets, prosecute such targets, identify development candidates for such targets and identify biomarkers that inform the potential clinical development paths for such targets. Moreover, discovery and implementation of clinical biomarker assays for ongoing clinical trials may be delayed.  Furthermore, any negative impact that the outbreak has on the ability of our contract research organizations to deliver data sets and execute on experimentation could cause substantial delays for our discovery activities and materially impact our ability to fuel our pipeline with new product candidates.

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

In addition, adverse developments in preclinical studies or clinical trials conducted by others of epigenetic product candidates or adverse events in patients treated with epigenetic products may cause the FDA or other regulatory agencies to require modifications to clinical trials of epigenetic product candidates, revise the requirements for approval of epigenetic product candidates or limit the use of epigenetic products, any of which could materially harm our business. Moreover, there have been significant adverse side effects in clinical trials of epigenetic product candidates of our competitors. For example, one such competitor reported that some patients in its Phase 1 clinical trial of an EZH2 inhibitor had developed secondary hematological malignancies following treatment. This same company previously reported that in the course of the preclinical safety studies of its EZH2 inhibitor, it had observed the development of lymphoma in juvenile rats at higher doses than the labeled dose for adult humans. We have no clinical data from our studies to date to suggest that patients are likely to experience similar side effects with our product candidates that inhibit EZH2. However, due to concerns regarding hematological malignancies, the FDA previously inquired about our plans for typical long-term toxicology studies of CPI-1205, and required that we include the development of a rare leukemia as a potential risk in the informed consent for our CPI-1205 and CPI-0209 trials. The FDA required us to update the investigator’s brochure and informed consent for our trials of CPI-1205 and the investigator’s brochure and the study protocol for CPI-0209 to include the risk of the development of T-cell lymphoma. As per FDA guidance, we have conducted a long-term toxicology study in rats, to explore whether the development of lymphoma is associated with exposure to these product candidates. The final reports from the 90-day repeat-dose toxicology study indicated once daily oral administration of CPI-1205 in the main study group rats resulted in malignant T-cell lymphoma in four out of ten female rats in the high dose (300 mg/kg/day) group. This finding was not observed in male rats.  Although lymphoma can occur spontaneously in young rats, these findings were considered related to administration of CPI-1205 due to the high incidence in the females at 300 mg/kg/day relative to controls.  As of May 1, 2020, a total of 194 patients have been treated with CPI-1205 in clinical trials.  Based on a review of all treatment-emergent adverse events reported by 194 patients as of May 1, 2020, there have been no findings of secondary hematological malignancies. We have notified the FDA of these preclinical toxicology findings and have updated our investigator brochure and informed consent form for CPI-1205 to include information about the findings of the toxicology study.

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

We are early in our development efforts.  We are currently developing CPI-0610 for the treatment of myelofibrosis, or MF, in a Phase 2 clinical trial and a Phase 1/2 clinical trial for our second generation EZH2 inhibitor CPI-0209. Additional product candidates are still in preclinical development. We recently announced that we will not be advancing CPI-1205 beyond the ongoing clinical trial. We have invested substantially efforts and financial resources in our integrated epigenetics platform to discover and develop new drugs that selectively modulate gene expression that may lead to the killing or reprogramming of cancer cells or result in anti-tumor immune activity. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We are pursuing the development of a Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib, which is marketed by Incyte, Inc. and is currently approved to treat intermediate or high-risk MF. We may commence additional clinical trials of our product candidates in combination with other approved therapeutics, including, our planned pivotal clinical trial of CPI-0610 in combination with ruxolitinib for the treatment of MF. We may also seek to develop our product candidates in combination with other therapeutics in the future.

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

If the FDA revokes its approval of any of these therapeutics, we will not be able to continue clinical development of or market CPI-0610 or any other product candidate in combination with such revoked therapeutic. If safety or efficacy issues arise with these or any other therapeutics that we seek to combine with our product candidates in the future, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. Moreover, if these therapeutics were to receive regulatory approval in combination with a different therapeutic in any indication for which we are pursuing approval, such approval could impact the feasibility and design of any subsequent clinical trials that we may seek to conduct evaluating CPI-0610 or any other product candidate in combination with such therapeutic. If manufacturing, cost or other issues result in a supply shortage of this therapeutic or any other combination therapeutics, we may not be able to complete clinical development of CPI-0610 on our current timeline or at all, or any other product candidate we may develop in the future.

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

Even if CPI-0610, or any other product candidate, were to receive regulatory approval and be commercialized for use in combination with ruxolitinib or another therapeutic, we would continue to be subject to the risk that the FDA could revoke its approval of such therapeutic, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that the current standard of care may be replaced. This could result in CPI-0610 or any such other product candidate, if approved, being removed from the market or being less successful commercially.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. In June 2020, we announced that we plan to discontinue development of CPI-1205 after completion of ProSTAR and to prioritize further clinical development of CPI-0209. The decision was based on a recent review of ProSTAR data, which we determined did not demonstrate the definitive signal of activity necessary to advance the program into pivotal studies in mCRPC. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We may utilize collaboration, distribution and other marketing arrangements with third parties to develop and commercialize CPI-0610, CPI-0209 and/or any other product candidates for which we obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to any proprietary technology and product candidates we develop, including CPI-0610 and CPI-0209. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our technologies and product candidates that are important to our business and by in-licensing intellectual property related to such technologies and product candidates. If we are unable to obtain or maintain patent protection with respect to any proprietary technology or product candidate, our business, financial condition, results of operations and prospects could be materially harmed. In particular, we do not own or in-license any patented intellectual property related to our epigenetics platform. Accordingly, we may not be able to prevent third parties from developing and commercializing a similar platform or technology to compete with us.

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

With enactment of the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump administration has represented to the U.S. Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. In March 2020, the U.S. Supreme Court agreed to hear this case, with arguments likely to take place later this year. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA.  Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. This decision was appealed to the U.S. Supreme Court, which on April 27, 2020, reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is not clear what effect this result will have on our business, but we will continue to monitor any developments.

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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. The Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. The Department of Health and Human Services, or HHS, has solicited feedback on some of these measures and, at the same time, is implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

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

In addition, it is possible that additional governmental action is taken to address the COVID-19 pandemic. For example, on April 18, 2020, CMS announced that qualified health plan issuers under the ACA may suspend activities related to the collection and reporting of quality data that would have otherwise been reported between May and June 2020 given the challenges healthcare providers are facing responding to the COVID-19 virus.

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

As of July 31, 2020, our executive officers, directors and entities associated or affiliated with our executive officers and directors, in the aggregate, owned shares representing approximately 2.8% of our capital stock. As a result, if these stockholders were to choose to act together, they could substantially impact matters submitted to our stockholders for approval, as well as our management and affairs.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from July 18, 2018 to July 31, 2020, the closing price of our common stock ranged from a high of $49.79 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

As a public company, we incur, and after we are no longer an emerging growth company beginning January 1, 2021, we will further incur, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or the DGCL, or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) any action asserting a claim arising pursuant to any provision of our certificate of incorporation or bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. This exclusive forum provision will not apply to actions arising under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

This exclusive forum provision may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

10.1*	Consulting Agreement, dated as of June 22, 2020, by and between the Registrant and Adrian Senderowicz

10.2*	Offer Letter, dated as of June 8, 2020, by and between the Registrant and Jeffrey S. Humphrey.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2+	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
+	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CONSTELLATION PHARMACEUTICALS, INC.

Date: August 5, 2020	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Emma Reeve
Emma Reeve
Chief Financial Officer
(Principal Financial and Accounting Officer)