Form 10-Q
period 2020-09-30
CONSTELLATION PHARMACEUTICALS INC
filed 2020-10-29
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, the registrant had 47,575,521 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, which reflect our current views with respect to, among other things, our operations and financial performance. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plan, objectives of management and expected market growth are forward-looking statements. You can identify these forward-looking statements by the use of words such as “outlook,” “believes,” “expects,” “potential,” “continues,” “may,” “will,” “should,” “seeks,” “approximately,” “predicts,” “intends,” “plans,” “estimates,” “anticipates” or the negative version of these words or other comparable words. Such forward-looking statements are subject to various risks and uncertainties. Accordingly, there are or will be important factors that could cause actual outcomes or results to differ materially from those indicated in these statements. We believe these factors include but are not limited to those described under “Risk Factors” and include, among other things:

•	our ongoing clinical trials, including our Phase 2 clinical trial of CPI-0610, MANIFEST, our Phase 1b/2 clinical trial of CPI-1205 and our Phase 1/2 clinical trial of CPI-0209;
•	our plans to advance our clinical-stage product candidates into later stage trials, including our plans to conduct a Phase 3 trial of CPI-0610, MANIFEST-2;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize CPI-0610, CPI-0209 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for CPI-0610, CPI-0209 and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
•	the potential advantages of our product candidates;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our manufacturing, commercialization and marketing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
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

Constellation Pharmaceuticals, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$116,996	$334,332
Marketable securities	372,358	49,602
Prepaid expenses and other current assets	5,112	3,055
Total current assets	494,466	386,989
Property and equipment, net	1,395	971
Restricted cash	425	425
Operating lease, right-of-use assets	8,710	10,745
Other assets	453	—
Total assets	$505,449	$399,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,371	$7,278
Accrued expenses and other current liabilities	17,190	12,915
Current portion of long-term debt, net of discount	5,670	—
Current portion of lease liabilities - operating lease	3,043	2,562
Total current liabilities	31,274	22,755
Long-term debt, net of current portion and discount	24,088	29,642
Operating lease liabilities, net of current portion	6,438	8,759
Other long-term liabilities	879	390
Total liabilities	62,679	61,546
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 47,573,249 and 41,719,039 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	850,991	656,973
Accumulated other comprehensive gain (loss)	134	(6)
Accumulated deficit	(408,360)	(319,387)
Total stockholders' equity	442,770	337,584
Total liabilities and stockholders' equity	$505,449	$399,130

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$25,443	$16,241	$68,145	$47,873
General and administrative	7,935	4,810	20,803	14,125
Total operating expenses	33,378	21,051	88,948	61,998
Loss from operations	(33,378)	(21,051)	(88,948)	(61,998)
Other income (expense):
Interest income	459	507	2,549	1,914
Gain on disposal of equipment	—	—	29	—
Interest expense	(857)	(605)	(2,564)	(1,258)
Total other income (expense), net	(398)	(98)	14	656
Loss before income taxes	(33,776)	(21,149)	(88,934)	(61,342)
Income tax expense	—	—	39	—
Net loss	$(33,776)	$(21,149)	$(88,973)	$(61,342)
Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.82)	$(2.02)	$(2.38)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	47,534,964	25,829,105	43,976,371	25,814,593

Comprehensive loss:
Net loss	$(33,776)	$(21,149)	$(88,973)	$(61,342)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(121)	(10)	140	1
Total other comprehensive gain (loss)	$(121)	$(10)	$140	$1
Comprehensive loss	$(33,897)	$(21,159)	$(88,833)	$(61,341)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	41,719,039	$4	$656,973	$(6)	$(319,387)	$337,584
Stock-based compensation expense	—	—	2,559	—	—	2,559
Stock option exercises	103,025	—	911	—	—	911
Unrealized loss on marketable securities	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(25,444)	(25,444)
Balances at March 31, 2020	41,822,064	$4	$660,443	$(90)	$(344,831)	$315,526
Stock-based compensation expense	—	—	3,635	—	—	3,635
Issuance of common stock from public offering, net of underwriting discounts and commissions	5,500,000	1	180,726	—	—	180,727
Stock option exercises	177,968	—	1,501	—	—	1,501
Unrealized gain on marketable securities	—	—	—	345	—	345
Net loss	—	—	—	—	(29,753)	(29,753)
Balances at June 30, 2020	47,500,032	$5	$846,305	$255	$(374,584)	$471,981
Stock-based compensation expense	—	—	4,219	—	—	4,219
Stock option exercises	73,217	—	467	—	—	467
Unrealized loss on marketable securities	—	—	—	(121)	—	(121)
Net loss	—	—	—	—	(33,776)	(33,776)
Balances at September 30, 2020	47,573,249	$5	$850,991	$134	$(408,360)	$442,770

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

(In thousands, except share and per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain	Deficit	Equity
Balances at December 31, 2018	25,803,135	$3	$337,992	$—	$(233,837)	$104,158
Stock-based compensation expense	—	—	1,313	—	—	1,313
Vesting of common stock issued upon early exercise of unvested options	85	—	—	—	—	—
Stock option exercises	3,754	—	21	—	—	21
Unrealized gain on marketable securities	—	—	—	9	—	9
Net loss	—	—	—	—	(19,426)	(19,426)
Balances at March 31, 2019	25,806,974	$3	$339,326	$9	$(253,263)	$86,075
Stock-based compensation expense	—	—	1,797	—	—	1,797
Vesting of common stock issued upon early exercise of unvested options	85	—	—	—	—	—
Stock option exercises	12,364	—	77	—	—	77
Unrealized gain on marketable securities	—	—	—	2	—	2
Net loss	—	—	—	—	(20,767)	(20,767)
Balances at June 30, 2019	25,819,423	$3	$341,200	$11	$(274,030)	$67,184
Issuance of common stock from the Open Market Sales Agreement (net of issuance costs, $0.2 million)	39,506	—	145	—	—	145
Stock-based compensation expense	—	—	1,948	—	—	1,948
Vesting of common stock issued upon early exercise of unvested options	85	—	—	—	—	—
Exercise of common stock warrant	—	—	—		—	—
Stock option exercises	7,533	—	34	—	—	34
Unrealized loss on marketable securities	—	—	—	(10)	—	(10)
Net loss	—	—	—	—	(21,149)	(21,149)
Balances at September 30, 2019	25,866,547	$3	$343,327	$1	$(295,179)	$48,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(88,973)	$(61,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	434	564
Stock-based compensation expense	10,413	5,058
Non-cash interest expense	605	306
Amortization and accretion on marketable securities	(325)	(645)
Gain on disposal of equipment	(29)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,057)	(321)
Operating lease, right-of-use assets	2,035	2,384
Accounts payable	(1,958)	(623)
Accrued expenses and other current liabilities	4,275	1,651
Operating lease liabilities	(1,840)	(2,322)
Other assets	(453)	—
Net cash used in operating activities	(77,873)	(55,290)
Cash flows from investing activities:
Purchase of marketable securities	(484,544)	(65,118)
Purchases of property and equipment	(807)	(683)
Proceeds from sale of property and equipment	29	—
Proceeds from maturities and sales of marketable securities	162,253	55,675
Net cash used in investing activities	(323,069)	(10,126)
Cash flows from financing activities:
Proceeds from common stock offerings, net of underwriting discounts and commissions	180,727	145
Proceeds from issuance of long-term debt	—	29,649
Payment of debt issuance costs	—	(125)
Proceeds from issuance of common stock upon stock option exercises	2,879	132
Net cash provided by financing activities	183,606	29,801
Net decrease in cash, cash equivalents and restricted cash	(217,336)	(35,615)
Cash, cash equivalents and restricted cash at beginning of period	334,757	115,017
Cash, cash equivalents and restricted cash at end of period	$117,421	$79,402

Supplemental disclosure of cash flow information:
Interest paid	$1,959	$784
Income taxes paid	$24
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$51	$61

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

On June 19, 2020, the Company completed a public offering of an aggregate of 5,500,000 shares of its common stock and received net proceeds of approximately $180.7 million.

The Company has incurred losses since inception, including net losses of $33.8 million and $89.0 million for the three and nine months ended September 30, 2020, respectively, and $85.6 million for the year ended December 31, 2019. As of September 30, 2020, the Company had an accumulated deficit of $408.4 million. The Company expects to continue to generate operating losses in the foreseeable future. Based on the Company’s current operating plan, the Company expects that its cash, cash equivalents and marketable securities at September 30, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim financial statements. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Constellation Pharmaceuticals, Inc. and its wholly owned subsidiary, Constellation Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of September 30, 2020, and results of operations for the three and nine months ended September 30, 2020 and 2019, stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, and cash flows for the nine months ended September 30, 2020 and 2019 have been made. The Company’s results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2020.

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

As of September 30, 2020, the Company classified $0.4 million as restricted cash related to a letter of credit issued as a security deposit in connection with Company's lease of its corporate office facilities (See Note 10). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$116,996	$334,332
Restricted cash	425	425
Cash, cash equivalents and restricted cash	$117,421	$334,757

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

The Company’s cash equivalents and marketable securities are carried at fair value, determined according to the fair value hierarchy described above (see Note 3). The carrying values of the Company’s accounts payable and accrued expenses approximate their fair values due to the short-term nature of these liabilities. The carrying value of the Company’s outstanding debt as of September 30, 2020 (see Note 7) approximated fair value (a Level 3 measurement) based on interest rates currently available to the Company.

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

Recently issued accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12, which includes amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, or ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The new guidance is effective for the Company for annual periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption of the amendments is permitted. The Company is currently evaluating ASU 2019-12.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$116,996	$—	$—	$116,996
	$116,996	$—	$—	$116,996
Marketable securities:
Corporate debt securities	$—	$71,465	$—	$71,465
Commercial paper	—	60,883	—	60,883
Government securities	—	240,010	—	240,010
Total	$—	$372,358	$—	$372,358

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$303,345	$—	$—	$303,345
Commercial paper	—	8,986	—	8,986
Corporate debt securities	—	2,001	—	2,001
Reverse Repurchase Agreements (RRAs)	—	20,000	—	20,000
	$303,345	$30,987	$—	$334,332
Marketable securities:
Corporate debt securities	$—	$12,748	$—	$12,748
Commercial paper	—	26,808	—	26,808
Government securities	—	10,046	—	10,046
Total	$—	$49,602	$—	$49,602

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy.

During the nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers between Level 1 and Level 2. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

4. Marketable Securities

The following table summarizes the Company’s marketable securities and cash equivalents as of September 30, 2020, and December 31, 2019, respectively (in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$116,996	$—	$—	$116,996
Total cash equivalents	$116,996	$—	$—	$116,996

Marketable securities:
Corporate debt securities	$71,381	$84	$—	$71,465
Commercial paper	60,883	—	—	60,883
Government securities	239,960	51	(1)	240,010
Total marketable securities	$372,224	$135	$(1)	$372,358
Total cash equivalents and marketable securities	$489,220	$135	$(1)	$489,354

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$303,345	$—	$—	$303,345
Commercial paper	8,986	—	—	8,986
Corporate debt securities	2,001	—	—	2,001
Reverse Repurchase Agreements (RRAs)	20,000	—	—	20,000
Total cash equivalents	$334,332	$—	$—	$334,332

Marketable securities:
Corporate debt securities	$12,753	$—	$(5)	$12,748
Commercial paper	26,808	—	—	26,808
Government securities	10,047	—	(1)	10,046
Total marketable securities	$49,608	$—	$(6)	$49,602
Total cash equivalents and marketable securities	$383,940	$—	$(6)	$383,934

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued employee compensation and benefits	$4,153	$4,527
Accrued external research and development expenses	12,221	7,707
Accrued professional fees	396	184
Other	420	497
	$17,190	$12,915

6. Collaboration Agreement

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through December 31, 2019, the Company received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense. There was no additional funding received in the nine months ended September 30, 2020.

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

As of September 30, 2020, and December 31, 2019, debt payable consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal amount of term loans	$30,000	$30,000
Debt discount current portion	(146)	—
Less: Current portion	(5,670)	—
Long-term debt, net of current portion	24,184	30,000
Debt discount net of current portion	(96)	(358)
Long-term debt, net of discount and current portion	$24,088	$29,642

8. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of September 30, 2020 and December 31, 2019, respectively. The authorized preferred stock was classified under stockholders’ equity at September 30, 2020 and December 31, 2019, respectively.

Common Stock

As of September 30, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In August 2019, the Company entered into an Open Market Sale AgreementSM (the “Open Market Sales Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. At its option, the Company may sell shares of common stock through Jefferies as its sales agent, with any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2020, the Company did not sell any shares under the Sales Agreement.

Follow-On Offering

On June 19, 2020, the Company completed a public offering of an aggregate of 5,500,000 shares of its common stock and received net proceeds of approximately $180.7 million.

Warrants to Purchase Common Stock

As of September 30, 2020, the Company had outstanding warrants to purchase common stock as follows:

Issuance Date	Term (in years)	Exercise Price	Number of Common Shares Issuable under Warrant
May 23, 2011	10	$1.55	61,868
June 28, 2013	10	$13.22	7,569
September 30, 2014	10	$13.22	15,139
			84,576

9. Stock-Based Compensation

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan was 3,025,101. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or any predecessor plan such as the 2008 Equity Incentive Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. In January 2020, the shares available for issuance under the 2018 Plan were increased by 1,668,762 shares pursuant to the annual increase described above. As of September 30, 2020, 1,934,277 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan which became effective on July 18, 2018. A total of 272,504 shares of common stock were reserved for issuance under this plan. The number of shares reserved shall be annually increased on each January 1 through January 1, 2028 by the least of (i) 545,008 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. In January 2020, the shares available for issuance under the 2018 Plan were increased by 417,190 shares pursuant to the annual increase described above. As of September 30, 2020, no offering periods have commenced, and 689,694 shares remained available for future issuance under the 2018 Plan.

Stock Option Issuances

The following is a summary of stock option activity for the nine months ended September 30, 2020:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	4,211,068	$8.95	8.39	$160,689
Granted	1,566,382	$33.80
Exercised	(354,210)	$8.13
Forfeited	(153,954)	$16.78
Outstanding as of September 30, 2020	5,269,286	$16.17	8.21	$43,792
Vested and expected to vest as of September 30, 2020	5,269,286	$16.17	8.21	$43,792
Options exercisable as of September 30, 2020	1,962,648	$9.56	7.48	$22,957

During the nine months ended September 30, 2020, the Company granted options to employees and directors for the purchase of 1,566,382 shares of common stock with a weighted average exercise price of $33.80 per share and a weighted average grant-date fair value of $23.51 per share.

The Company estimated the fair value of each stock option award using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.36%	1.58%	0.99%	2.36%
Expected volatility	78.63%	82.22%	81.77%	82.24%
Expected dividend yield	—	—	—	—
Expected term (in years)	6.11	6.10	6.04	6.03

As of September 30, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $43.1 million, which is expected to be recognized over a weighted average period of 2.97 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$1,661	$744	$4,069	$2,000
General and administrative expenses	2,558	1,204	6,344	3,058
Total	$4,219	$1,948	$10,413	$5,058

10. Leases

The Company has leases for office and laboratory space.  The Company occupies approximately 47,546 square feet of office and laboratory space in Cambridge, Massachusetts under a lease that expires on June 30, 2023. The Company determined that this lease is an operating lease.

In June 2019, the Company entered into a sublease agreement for a portion of its office space consisting of approximately 4,422 square feet. The sub-lease originally expired on June 20, 2020. On June 19, 2020, the Company executed an amendment to extend the term of the sub-lease until July 31, 2020, on which date the sub-lease expired.

We recognize our minimum rental expense on a straight-line basis over the term of the lease beginning with the date of initial control of the asset. We recognized all leases with terms greater than 12 months in duration on our Condensed Consolidated Balance Sheets as right-of-use assets and lease liabilities.

11. Commitments and Contingencies

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of September 30, 2020, and December 31, 2019, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of September 30, 2020, and December 31, 2019, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of September 30, 2020 or December 31, 2019.

Legal Proceedings

The Company is not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of September 30, 2020 or December 31, 2019.

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(33,776)	$(21,149)	$(88,973)	$(61,342)
Net loss attributable to common stockholders	$(33,776)	$(21,149)	$(88,973)	$(61,342)

Denominator:
Weighted average common shares outstanding, basic and diluted	47,534,964	25,829,105	43,976,371	25,814,593

Net loss per share attributable to common stockholders, basic and diluted	$(0.71)	$(0.82)	$(2.02)	$(2.38)

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

	September 30,
	2020	2019
Warrants for the purchase of common stock	84,576	95,930
Options to purchase common stock	5,269,286	4,873,097
Total	5,353,862	4,969,027

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.1 million for each of the three months ended September 30, 2020 and 2019, respectively. The Company made matching contributions of $0.5 million and $0.3 million for each of the nine months ended September 30, 2020 and 2019, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules impacting these targets to selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity. This platform reflects our deep understanding of the biology of regulation of gene expression by epigenetic regulatory proteins, or epigenetic regulators, the development of small-molecule product candidates that selectively modulate their activity, and the design of clinical development programs supported by novel biomarker strategies. We are able to target a broad variety of epigenetic regulators using our platform and have generated development candidates acting against distinct classes of those regulators. Our vision is to become a fully integrated hematology / oncology company, with a broad pipeline of development and discovery programs.

BET Inhibition

CPI-0610, our lead product candidate, is a small molecule designed to promote anti-tumor activity by specifically inhibiting the function of bromodomain and extra terminal domain, or BET, proteins, which normally enhance target gene expression. We are currently conducting MANIFEST, a Phase 2 clinical trial of CPI-0610 as a monotherapy and in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) in patients with myelofibrosis, or MF.

In the MF arms of MANIFEST, we are enrolling patients who are Janus-kinase-, or JAK-, inhibitor-naïve, a first-line, or 1L, setting, as well as patients who are refractory to or intolerant of, or have had a sub-optimal response to, ruxolitinib, a second-line, or 2L, setting. In the 1L setting, we are testing CPI-0610 in combination with ruxolitinib in JAK-inhibitor-naïve patients with the aim of measuring spleen volume reduction, or SVR, and total symptom score improvement by the Myelofibrosis Symptom Assessment Form, version 4.0, or TSS by MFSAF v.4.0, among other relevant parameters. We have completed enrollment of 1L patients in MANIFEST at approximately 80 patients. In the 2L setting, we are stratifying patients for dependence on red-blood-cell, or RBC, transfusions. In transfusion-dependent, or TD, patients, we are measuring conversion to transfusion independence, or TI, in addition to spleen volume reduction and total symptom score improvement. In non-TD patients, we are measuring spleen volume reduction and total symptom score improvement, among other relevant parameters.

As part of our indication expansion strategy for CPI-0610, we are planning to initiate an additional arm of MANIFEST for treatment of approximately 20 hydroxyurea-resistant or -intolerant patients with essential thrombocythemia, or ET, with CPI-0610 as a monotherapy. ET is a myeloproliferative disorder that can progress to MF and that is characterized by excessive production of blood platelets, fatigue, lightheadedness, headaches, vision changes, and an increased risk of blood clots. This arm is designed to assess Complete Hematological Response within 24 weeks as measured by normalization of platelet count and white blood cell count within the normal range, and an improvement in Total Symptom Score at 24 weeks.

We believe that preliminary data disclosed to date from MANIFEST suggest that CPI-0610 has the potential to offer meaningful benefits beyond the current standard of care in MF. We presented updated preliminary 24-week data for CPI-0610 as a monotherapy and in combination with ruxolitinib at the European Hematology Association (EHA) meeting on June 12, 2020, based on an April 17, 2020, data cutoff. We intend to provide a further update of preliminary clinical and translational data from MANIFEST based on a later data cutoff at the American Society of Hematology (ASH) meeting on December 5-8, 2020, including 24-week SVR35 and TSS50 data from 50-60 first-line and 90-100 second-line myelofibrosis patients. Earlier in 2020, we had constructive scientific and regulatory meetings with the U.S. Food and Drug Administration, or FDA, on future development plans for CPI-0610. We have aligned with the FDA on the design of a randomized, double-blind, pivotal Phase 3 clinical trial for CPI-0610, called MANIFEST-2, which we are on track to initiate by the end of the year. MANIFEST-2 will enroll approximately 310 JAK-inhibitor-naïve patients with advanced primary MF, post-essential-thrombocythemia MF, or post-polycythemia-vera MF. Patients will be randomized 1:1 to CPI-0610 plus ruxolitinib or placebo plus ruxolitinib. The primary endpoint will be 35% reduction in spleen volume (SVR35) at 24 weeks, and the key secondary endpoint will be 50% improvement in Total Symptom Score (TSS50) measured by MFSAF v.4.0 at 24 weeks. The trial is powered at approximately 90% to detect a difference in the primary endpoint. The trial protocol includes a mechanism to re-estimate the sample size to ensure sufficient power for both endpoints.

EZH2 Inhibition

CPI-0209

CPI-0209 is a small molecule designed to promote anti-tumor activity by specifically inhibiting enhancer of zeste homolog 2, or EZH2, an enzyme that suppresses target gene expression. We designed CPI-0209, which is a second-generation EZH2 inhibitor, to achieve comprehensive coverage of EZH2 to potentially enable deeper, more rapid, and more durable tumor regression, as well as to demonstrate improved metabolic properties compared with first-generation EZH2 inhibitors. We believe that CPI-0209 has the potential to be a best-in-class EZH2 inhibitor for use in a broad range of cancer types and to expand the addressable patient populations beyond those that have been targeted by first-generation EZH2 inhibitors. We are currently conducting the Phase 1 dose escalation portion of a Phase 1/2 clinical trial of CPI-0209 in solid tumors. After determining the recommended Phase 2 dose for the monotherapy, we intend to pursue monotherapy expansion arms in selected solid tumor indications with a biomarker enrichment strategy. We will also determine the recommended Phase 2 dose in combination therapy and then pursue expansion arms with this combination therapy.

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

MANIFEST clinical trial execution. Patient safety remains paramount in the execution of our clinical trials. Patient enrollment in MANIFEST began to slow toward the end of first quarter of 2020, and several sites informed us that they temporarily halted enrollment due to the pandemic. We have utilized recent regulatory guidance and provisions of the clinical trial protocol that provide potential flexibility in the time and place of data collection. We have had incidences of incomplete data collection in the MANIFEST clinical trial. The pace of enrollment improved in the second and third quarters of 2020, although it remains slower than prior to the COVID-19 pandemic. We will monitor the effects of the COVID-19 pandemic on MANIFEST-2 enrollment.

CPI-0209 Phase 1 clinical trial.  The Phase 1 clinical trial for CPI-0209 has proceeded as planned.

Manufacturing. We have experienced some disruption in our supply chain from our suppliers due to COVID-19. We experienced a brief delay in the third quarter in the manufacturing of CPI-0610 tablets at a manufacturer in the United States due to COVID-19 safety policies at the manufacturing site. We are not currently experiencing supply chain disruptions in manufacturing for any of our product candidates.

Offices. Our laboratory facilities are open to all laboratory personnel, and mandated safety protocols are in place. The majority of our non-laboratory personnel currently work remotely.

Financial Overview

As of September 30, 2020, we have funded our operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock. On June 19, 2020, we completed a public offering of an aggregate of 5,500,000 shares of our common stock and received net proceeds of approximately $180.7 million. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the three and nine months ended September 30, 2020, we reported a net loss of $33.8 million and $89.0 million, respectively. As of September 30, 2020, we had an accumulated deficit of $408.4 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next few years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct our MANIFEST-2 trial and continue our MANIFEST trial, our ProSTAR trial, and our Phase 1/2 clinical trial of CPI-0209;

•	advance our clinical-stage product candidates from mid-stage into later-stage trials;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $489.4 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “– Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. No funding was received from LLS during the nine months ended September 30, 2020 and 2019, respectively.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expenses will increase substantially in connection with our planned clinical and preclinical development activities in the near term and in the future as our current development programs progress and new programs are added. At this time, we cannot accurately estimate or know the nature, timing and costs of the efforts that will be necessary to complete the preclinical and clinical development of any of our product candidates. The successful development and commercialization of our product candidates is highly uncertain. This is due to the numerous risks and uncertainties associated with product development and commercialization, including the following:

•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to raise additional funds necessary to complete clinical development of and commercialize our product candidates;
•	the progress of the development efforts of parties with whom we may enter into collaboration arrangements;
•	our ability to maintain our current research and development programs and to establish new ones;
•	our ability to establish new licensing or collaboration arrangements;
•	the successful initiation and completion of clinical trials with safety, tolerability and efficacy profiles that are satisfactory to the FDA, or any comparable foreign regulatory authority;

•	the receipt and related terms of regulatory approvals from applicable regulatory authorities;
•	the availability of raw materials for use in production of our product candidates;
•	our ability to consistently manufacture our product candidates for use in clinical trials;
•	our ability to establish and operate a manufacturing facility, or secure manufacturing supply through relationships with third parties;
•	our ability to obtain and maintain intellectual property protection and regulatory exclusivity, both in the United States and internationally;
•	our ability to maintain, enforce, defend and protect our rights in our intellectual property portfolio;
•	the commercialization of our product candidates, if and when approved;
•	our ability to obtain and maintain third-party coverage and adequate reimbursement;
•	the acceptance of our product candidates, if approved, by patients, the medical community and third-party payors;
•	competition with other products; and
•	a continued acceptable safety profile of our therapies following approval.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$25,443	$16,241	$9,202
General and administrative	7,935	4,810	3,125
Total operating expenses	33,378	21,051	12,327
Loss from operations	(33,378)	(21,051)	(12,327)
Other income (expense):
Interest income	459	507	(48)
Interest expense	(857)	(605)	(252)
Total other income (expense), net	(398)	(98)	(300)
Net loss	$(33,776)	$(21,149)	$(12,627)

Research and Development Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$1,131	$3,782	$(2,651)
CPI-0610	10,638	3,958	6,680
CPI-0209	2,049	908	1,141
Preclinical pipeline	1,560	723	837
Unallocated expenses:
Personnel related (including stock-based compensation)	7,665	4,627	3,038
Laboratory supplies and consumables	755	575	180
Facility related and other	1,645	1,668	(23)
Total research and development expenses	$25,443	$16,241	$9,202

Research and development expenses were $25.4 million for the three months ended September 30, 2020 compared to $16.2 million for the three months ended September 30, 2019. The overall increase was primarily due to increased expenses in our CPI-0610 program. The decrease in costs related to our CPI-1205 program was primarily due to lower expenses in our ProSTAR due to the maturity of the trial, decreased costs related to process chemistry expenses and the end of our ORIOnE trial in 2019. The increase in costs related to our CPI-0610 program was primarily due to increased costs in process chemistry expenses, increased enrollment in our MANIFEST trial and startup expenses for our MANIFEST-2 trial in the third quarter of 2020. The increase in costs related to our CPI-0209 program was primarily due to the increase in patient enrollment in our Phase 1 trial and increased process chemistry expenses.

The increase in personnel related costs was primarily due to overall increase in headcount in our research and development function. Personnel related costs for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $1.7 million and $0.7 million, respectively.

General and Administrative Expenses

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$4,949	$2,949	$2,000
Professional and consultant fees	1,718	893	825
Facility related and other	1,268	968	300
Total general and administrative expenses	$7,935	$4,810	$3,125

General and administrative expenses for the three months ended September 30, 2020 were $7.9 million, compared to $4.8 million for the three months ended September 30, 2019. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel related costs for the three months ended September 30, 2020 and 2019 included stock-based compensation expense of $2.6 million and $1.2 million, respectively. The increase in professional and consultant fees was primarily due to the increased marketing and accounting fees.

Other Income (Expense)

Interest Income

Interest income was $0.5 million for the three months ended September 30, 2020 and 2019, respectively.

Interest Expense

Interest expense was $0.9 million and $0.6 million for the three months ended September 30, 2020 and 2019, respectively, consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement, which commenced on March 20, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$68,145	$47,873	$20,272
General and administrative	20,803	14,125	6,678
Total operating expenses	88,948	61,998	26,950
Loss from operations	(88,948)	(61,998)	(26,950)
Other income (expense):
Interest income	2,549	1,914	635
Gain on disposal of equipment	29	—	29
Interest expense	(2,564)	(1,258)	(1,306)
Total other income (expense), net	14	656	(642)
Loss before income taxes	(88,934)	(61,342)	(27,592)
Income tax expense	39	—	39
Net loss	$(88,973)	$(61,342)	$(27,631)

Research and Development Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
CPI-1205	$4,981	$14,063	$(9,082)
CPI-0610	26,754	9,581	17,173
CPI-0209	5,292	2,604	2,688
Preclinical pipeline	3,815	2,371	1,444
Unallocated expenses:
Personnel related (including stock-based compensation)	20,748	13,089	7,659
Laboratory supplies and consumables	1,929	1,568	361
Facility related and other	4,626	4,597	29
Total research and development expenses	$68,145	$47,873	$20,272

Research and development expenses were $68.1 million for the nine months ended September 30, 2020 compared to $47.9 million for the nine months ended September 30, 2019. The overall increase was primarily due to increased expenses in our CPI-0610 program. The decrease in costs related to our CPI-1205 program was primarily due to lower expenses in our ProSTAR due to the maturity of the trial, decreased costs related to process chemistry expenses and the end of our ORIOnE trial in 2019. The increase in costs related to our CPI-0610 program was primarily due to increased costs in process chemistry expenses and increased enrollment in our MANIFEST trial and startup expenses for our MANIFEST-2 trial in the third quarter of 2020. The increase in costs related to our CPI-0209 program was primarily due to the increase in patient enrollment and increased process chemistry expenses.

The increase in personnel related costs was primarily due to overall increase in headcount in our research and development function. Personnel related costs for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $4.1 million and $2.0 million, respectively.

General and Administrative Expenses

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$12,709	$8,206	$4,503
Professional and consultant fees	4,449	3,047	1,402
Facility related and other	3,645	2,872	773
Total general and administrative expenses	$20,803	$14,125	$6,678

General and administrative expenses for the nine months ended September 30, 2020 were $20.8 million, compared to $14.1 million for the nine months ended September 30, 2019. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense. Personnel related costs for the nine months ended September 30, 2020 and 2019 included stock-based compensation expense of $6.3 million and $3.1 million, respectively. The increase in professional and consultant fees was primarily due to increased marketing and accounting fees. The increase in facility related and other costs was related to insurance costs, IT software licenses, service contracts and laptops to support the increased headcount.

Other Income (Expense)

Interest Income

Interest income increased to $2.5 million for the nine months ended September 30, 2020 from $1.9 million for the nine months ended September 30, 2019, primarily due to interest income earned with higher cash balances invested in marketable securities.

Interest Expense

Interest expense was $2.6 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively, and consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement, which commenced on March 20, 2019.

Income Tax Expense

Income tax expense was less than $0.1 million for the nine months ended September 30, 2020 and consisted of income tax accrued for the interest income associated with our marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As of September 30, 2020, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements, borrowings under the Loan Agreement and sales of our common stock. On June 19, 2020, we completed a public offering of an aggregate of 5,500,000 shares of our common stock and received net proceeds of approximately $180.7 million. As of September 30, 2020, we had cash, cash equivalents and marketable securities of $489.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash used in operating activities	$(77,873)	$(55,290)
Cash used in investing activities	(323,069)	(10,126)
Cash provided by financing activities	183,606	29,801
Net decrease in cash, cash equivalents and restricted cash	$(217,336)	$(35,615)

Operating Activities

During the nine months ended September 30, 2020, net cash used in operating activities was $77.9 million, primarily resulting from our net loss of $89.0 million, partially offset by net non-cash expenses of $11.0 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2020 consisted primarily of $4.2 million increase in accrued expenses and other current liabilities, offset by $2.1 million decrease in prepaid expenses and other current assets, $2.0 million decrease in accounts payable and $0.1 million decrease in other assets.

During the nine months ended September 30, 2019, net cash used in operating activities was $55.3 million, primarily resulting from our net loss of $61.3 million, partially offset by changes in our operating assets and liabilities of $0.8 million and net non-cash expenses of $5.3 million. Changes in our operating assets and liabilities for the nine months ended September 30, 2019 consisted primarily of $1.7 million increase accrued expenses and other current liabilities, partially offset by $0.6 million decrease in accounts payable and $0.3 million decrease in prepaid expense and other current assets.

Investing Activities

During the nine months ended September 30, 2020 and 2019, net cash used in investing activities was $323.1 million and $10.1 million, respectively, due to cash investment in marketable securities and new purchases of research and development equipment, partially offset by the proceeds from maturities and sales of marketable securities.

Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities consisted primarily of net proceeds from issuance of common stock of $180.7 million and net proceeds from exercise of stock options of $2.9 million.

During the nine months ended September 30, 2019, net cash provided by financing activities consisted primarily of proceeds from the issuance of notes payable related to the Loan Agreement with Hercules, which resulted in $29.8 million of net cash proceeds, proceeds from the issuance of shares of common stock in connection with the Open Market Sale Agreement, which resulted in $0.1 of net cash proceeds, after deducting $0.2 million in commission fee and issuance costs, as well as the exercise of stock options.

Loan and Security Agreement

On March 20, 2019, we entered into the Loan Agreement with Hercules, under a term loan facility, pursuant to which we could borrow up to $40.0 million. We have borrowed $30.0 million as of September 30, 2020, and our right to borrow the remaining $10.0 million has expired. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $0.3 million upon closing and are required to pay a fee of 6.35% of the aggregate advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or any portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, we granted Hercules a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants of the Company.  If we fail to make payments when due, breach any operational covenant, or have any event of default, this could have a material adverse effect on our business and financial condition.

At-the-Market Offering

In August 2019, we entered into an Open Market Sale Agreement with Jefferies LLC, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Jefferies LLC a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement. During the nine months ended September 30, 2020, we did not sell any shares under the Sales Agreement.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition we expect to incur additional costs associated with operating as a public company. The timing and amount of our operating expenditures will depend largely on:

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $489.4 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

In our 2019 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the nine months ended September 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we had cash, cash equivalents and marketable securities of $489.4 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

As of September 30, 2020, we had $30.0 million of borrowings outstanding under the Loan Agreement. This term loan bears interest at a variable annual rate equal to the greater of (i) 8.55% and (ii) the prime rate plus 2.55%, thereby exposing us to interest rate risk. Based upon the prime rate at September 30, 2020 of 3.25% and considering the $30.0 million of principal outstanding, an immediate 10% change in the Prime Rate would not have a material impact on our debt-related obligations, financial position or results of operation.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of September 30, 2020 or December 31, 2019.

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

Since inception, we have incurred significant operating losses. Our net loss was $89.0 million for the nine months ended September 30, 2020, $85.6 million for the year ended December 31, 2019. As of September 30, 2020, we had an accumulated deficit of $408.4 million. To date, we have financed our operations primarily though sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue to advance towards our goal to become a late-stage integrated hematology / oncology company, including:

•	continue our MANIFEST trial, and our Phase 1/2 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;
•	advance certain of our clinical-stage product candidates into later stage trials, including plans to conduct our MANIFEST-2 study;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
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

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

•	we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform trials or studies in addition to those currently expected;
•	there are any delays in completing our clinical trials or the development of any of our product candidates; or
•	there are any third-party challenges to our intellectual property or we need to defend against any intellectual property-related claim.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2 clinical trial of CPI-0610, plan and initiate a Phase 3 clinical trial of CPI-0610, continue our Phase 1/2 clinical trial of CPI-0209, and complete our Phase 1b/2 clinical trial of CPI-1205. We plan to   continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates, and we also plan to build out our organization for the potential commercialization of CPI-0610 We expect our expenses to increase substantially in connection with our ongoing activities. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we will incur additional costs associated with operating as a more mature public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our ongoing MANIFEST clinical trial, Phase 1/2 clinical trial of CPI-0209 and the planned MANIFEST-2 clinical trial;
•	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for any other product candidates we may develop in the future;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	milestones and other collaboration-based revenues, if any;
•

the costs and timing of future commercialization activities, including infrastructure build out, product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

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

As of September 30, 2020, we had cash, cash equivalents and marketable securities of approximately $489.4 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

On March 20, 2019, we entered into a Loan and Security Agreement, or the Loan Agreement, with various lenders and Hercules Capital, Inc. pursuant to which we could borrow up to $40.0 million. We have borrowed $30.0 million as of September 30, 2020, and our right to borrow the remaining $10.0 million has expired. The term loan bears interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provides for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023, or the Maturity Date. In addition, we are required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At our option, we may elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or such portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance is prepaid during the first 12 months following the applicable advance date, 1% if an advance is prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance is prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date. In connection with the Loan Agreement, we granted Hercules Capital, Inc. a security interest in all of our personal property now owned or hereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contains certain events of default, representations, warranties and non-financial covenants. If we fail to make payments when due, or breach any operational covenant or have any event of default, this could have a material adverse effect on our business and financial condition.

Our existing and future indebtedness may limit cash flow available to invest in the ongoing needs of our business.

As of September 30, 2020, we had $30.0 million of borrowings outstanding under the Loan Agreement with Hercules Capital, Inc. We could in the future incur additional indebtedness.

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

As of December 31, 2019, we had federal net operating loss carryforwards of $317.4 million and federal research and development tax credit carryforwards of $12.1 million, all of which will, if not utilized, begin to expire in 2028. To the extent that they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely.

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

Risks Related to the Discovery and Development of our Product Candidates

The ongoing COVID-19 pandemic may affect our ability to conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital.

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

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. For instance, we experienced a delay of supply of raw materials necessary to manufacture CPI-0610 from one of our contract manufacturers in China. We also experienced a delay of supply of drug substance necessary to manufacture CPI-0209 from one of our contract manufacturers in India. We also experienced a brief delay in the manufacturing of CPI-0610 tablets at a manufacturer in the United States due to COVID-19 safety policies at the manufacturing site. While these delays have not materially impacted our overall manufacturing supply chain operations to date, we continue to establish backup sources of supply and manufacturing to avoid any future disruption in the supply chain  from the COVID-19 outbreak, and any potential future outbreak could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally. Most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials are being impacted.  For example, MANIFEST clinical trial enrollment has been impacted by COVID-19. Patient enrollment in MANIFEST began to slow toward the end of the first quarter of 2020, and several sites have temporarily halted enrollment due to the pandemic. We cannot predict how long enrollment may be delayed. In addition, even if sites are actively recruiting, we may face difficulties recruiting or retaining patients in our ongoing and planned clinical trials if patients are affected by the virus or are fearful of visiting or traveling to our clinical trial sites because of the outbreak. Prolonged delays or closure to enrollment in our trials or patient discontinuations could have a material adverse impact on our clinical trial plans and timelines. In addition, our ability to collect and verify all data requested of patients enrolled in our clinical trials during this pandemic is being impacted to varying degrees by COVID-19. Clinical trial data collection generally continues for each of our clinical trials, but at a slower pace, and in some instances, we encounter disruption of collection of complete study data. This could have a material adverse impact on our data quality and analysis. In addition, clinical trial sites may be unable or unwilling to initiate a new trial if factors relevant to the pandemic render this impracticable.  These COVID-19 related issues may prolong the time required to conduct our Phase 3 clinical trial, MANIFEST-2, of CPI-0610 for treatment of MF.

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

The COVID-19 pandemic has also significantly impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business. It has the potential to adversely affect our business, financial condition, results of operations, and prospects.

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

One of three GLP genotoxicity studies we conducted indicated that CPI-0610 is likely genotoxic, or damaging to DNA.  This positive finding, however, may also be the result of bone marrow and/or hematological toxicity induced by CPI-0610. The two other GLP genotoxicity studies were negative for genotoxicity.  We plan to conduct additional tests to further evaluate the finding, a strategy that has been endorsed by the FDA. We have notified the FDA of this finding and have updated our investigator brochure and informed consent form for CPI-0610 to include information about the findings of the genotoxicity study.

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

All of our product candidates are still in development.  We are currently developing CPI-0610 for the treatment of myelofibrosis, or MF, in Phase 2 and planned Phase 3 clinical trials and a Phase 1/2 clinical trial for our second generation EZH2 inhibitor CPI-0209. Additional product candidates are still in preclinical development. We previously announced that we will not be advancing CPI-1205 beyond the ongoing clinical trial. We have invested substantially efforts and financial resources in our integrated epigenetics platform to discover and develop new drugs that selectively modulate gene expression that may lead to the killing or reprogramming of cancer cells or result in anti-tumor immune activity. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our products may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with cancer and other diseases, and patients who would otherwise be eligible for our clinical trials (for example, JAK-naïve MF patients that would be eligible our Phase 3 trial MANIFEST-2) may instead enroll in clinical trials of our competitors’ product candidates.

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

Most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials are being impacted.  For example, patient enrollment in MANIFEST began to slow toward the end of first quarter of 2020, and several sites temporarily halted enrollment due to the pandemic. Similarly, we had incidences of incomplete data collection. We have utilized recent regulatory guidance and provisions of the protocol that provide potential flexibility in the time and place of data collection. The pace of enrollment improved in the second and third quarters of 2020, although it remains slower than prior to the COVID-19 pandemic. Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We expect to initiate a pivotal Phase 3 clinical trial of CPI-0610 in combination with ruxolitinib, which is marketed by Incyte, Inc., and is currently approved to treat intermediate or high-risk MF, for the treatment of intermediate or high risk MF patients not previously treated with ruxolitinib.  We are also conducting a Phase 2 clinical trial of CPI-0610 as a monotherapy or in combination with ruxolitinib in intermediate or high-risk MF patients ineligible for, intolerant to, or refractory to, ruxolitinib, We may commence additional clinical trials of our product candidates in combination with other approved therapeutics. We may also seek to develop our product candidates in combination with other therapeutics in the future.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer and hematologic diseases, including many large pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapies that work by targeting epigenetic mechanisms, including through EZH2 and BET inhibition, such as AbbVie Inc., AstraZeneca PLC, BMS, CellCentric Ltd, Daiichi Sankyo Company, Eli Lilly & Company, Epizyme, Inc., GlaxoSmithKline plc, Incyte, Inc., Novartis AG, Pfizer Inc., TG Therapeutics, and Zenith Epigenetics Ltd.

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

In addition, these third parties may be adversely affected by the COVID-19 pandemic. For instance, we experienced a delay of supply of raw materials necessary to manufacture CPI-0610 from one of our contract manufacturers in China.  We also experienced a delay of supply of drug substance necessary to manufacture CPI-0209 from one of our contract manufacturers in India. We also experienced a delay in the manufacturing of CPI-0610 tablets at a manufacturer in the US due to COVID-19 safety policies at the manufacturing site. While these delays have not materially impacted our overall manufacturing supply chain operations to date, and we continue to establish back up sources of supply, any future disruption in the supply chain  from the recent COVID-19 outbreak, or any potential future outbreak could have a material adverse impact on our clinical trial plans and business operations.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 2 clinical trial of CPI-0610 ,our Phase 1/2 clinical trial of CPI-0209, and our Phase 1b/2 clinical trial of CPI-1205 and we anticipate we would rely on third-party clinical research organizations or third-party research collaboratives to conduct future clinical trials. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We may utilize collaboration, distribution and other marketing arrangements with third parties to develop and commercialize CPI-0610, CPI-0209 and/or any other product candidates for which we seek to obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause an estimated 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal.  The Trump administration has represented to the U.S. Court of Appeals for the Fifth Circuit considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. In March 2020, the U.S. Supreme Court agreed to hear this case and has scheduled oral arguments for November 10, 2020. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products). More recently, President Trump has issued several executive orders that are intended to lower the costs of prescription drug products. These orders direct the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

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

We expect to expand our development and regulatory capabilities and begin to build out our pre-commercial infrastructure, including potentially implementing sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

Risks Related to Our Common Stock

Our executive officers, directors and principal stockholders have the ability to significantly influence all matters submitted to stockholders for approval.

As of October 23, 2020, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they could substantially impact matters submitted to our stockholders for approval, as well as our management and affairs.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from July 18, 2018 to October 23, 2020, the closing price of our common stock ranged from a high of $49.79 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

As a public company, we incur, and after we are no longer an emerging growth company beginning December 31, 2020, we will further incur, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We are evaluating these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

CONSTELLATION PHARMACEUTICALS, INC.

Date: October 29, 2020	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer
(Principal Executive Officer)

Date: October 29, 2020	By:	/s/ Emma Reeve
Emma Reeve
Chief Financial Officer
(Principal Financial and Accounting Officer)