Form 10-K
period 2020-12-31
CONSTELLATION PHARMACEUTICALS INC
filed 2021-02-24
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES ☐    NO ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the registrant computed by reference to the price of the registrant’s Common Stock (based on the last reported sale price on the Nasdaq Global Select Market as of such date) was $1.4 billion.

The number of shares of Registrant’s Common Stock outstanding as of February 19, 2021 was 47,856,552.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A relating to the 2021 Annual Meeting of Stockholders within 120 days of the end of the registrant’s fiscal year ended December 31, 2020. Portions of such definitive proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	our ongoing clinical trials, including our Phase 3 and 2 clinical trials of pelabresib (CPI-0610), MANIFEST-2 and MANIFEST, respectively and our Phase 1/2 clinical trial of CPI-0209;
•	our plans to advance our clinical-stage product candidates into later stage trials;
•	the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and our research and development programs;
•	our plans to develop and, if approved, subsequently commercialize pelabresib, CPI-0209 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for pelabresib, CPI-0209 and other product candidates;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and marketable securities;
•	the potential advantages of our product candidates;
•	our estimates regarding the potential market opportunity for our product candidates;
•	our manufacturing, commercialization and marketing capabilities and strategy;
•	our intellectual property position;
•	our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;
•	the impact of government laws and regulations;
•	our competitive position;
•	developments relating to our competitors and our industry;
•	our ability to maintain and establish collaborations or obtain additional funding; and
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

Risk Factor Summary:

•

We have incurred significant operating losses since our inception. Our net loss was $126.4 million for the year ended December 31, 2020, $85.6 million for the year ended December 31, 2019 and $59.9 million for the year ended December 31, 2018. We expect to incur losses over the next several years and may never achieve or maintain profitability.

•

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2 clinical trial of pelabresib, MANIFEST, our Phase 3 clinical trial of pelabresib, MANIFEST-2, our Phase 1/2 clinical trial of CPI-0209, and complete our Phase 1b/2 clinical trial of CPI-1205. We will need substantial additional funding to complete clinical development of our product candidates. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

•

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

•

Our approach to the discovery and development of product candidates based on the inhibition of epigenetic regulators by small molecules is an emerging field and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. We do not know whether we will be able to successfully develop any products.

•

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

•

If serious adverse events or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

•

We are currently pursuing the development of pelabresib in combination with ruxolitinib, which is marketed by Incyte, Inc. If the FDA revokes approval of ruxolitinib or any other therapeutic that we develop product candidates in combination with, or if safety, efficacy, manufacturing or supply issues arise with any therapeutic that we use in combination with one of our product candidates in the future, we may be unable to further develop and/or market our product candidate or we may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

•

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for any of our product candidates, if approved, may be smaller than we estimate.

•

We face substantial competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•

We rely, and expect to continue to rely, on third parties to conduct our clinical trials and to manufacture our product candidates, and those third parties may not perform satisfactorily, which could have a material adverse effect on our ability to complete clinical trials or commercialize our product candidates.

•

We may enter into collaborations with third parties for the development or commercialization of our product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

•

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

•	The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders.
•	Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gain.

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules impacting these targets to selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity. This platform reflects our deep understanding of the biology of regulation of gene expression by epigenetic regulatory proteins, or epigenetic regulators, the development of small-molecule product candidates that selectively modulate their activity, and the design of clinical development programs supported by novel biomarker strategies. We are able to target a broad variety of epigenetic regulators using our platform and have generated development candidates acting against distinct classes of those regulators. Our vision is to become a fully integrated pharmaceutical company, with a broad pipeline of hematology and oncology development and discovery programs as well as commercial products in the future.

We have utilized our epigenetics platform to discover and design our wholly owned product candidates, pelabresib (CPI-0610) and CPI-0209. We continue to leverage this platform and our clinical experience to develop these product candidates and to discover and develop additional product candidates. Pelabresib inhibits the function of bromodomain and extra terminal domain, or BET, proteins. CPI-0209 inhibits the enzymatic function of zeste homolog 2, or EZH2, protein. In addition to our product candidates, we are also exploring CPI-482, which inhibits the function of the lysine-specific demethylase 1, or LSD1 (aka KDM1A) protein. We believe that our approach to targeting these central gene regulatory mechanisms associated with cancer proliferation may enable us to provide therapeutic benefits to cancer patients. We are currently conducting clinical trials of these product candidates.

Our most advanced clinical trial is MANIFEST-2, a global, double-blinded, randomized pivotal Phase 3 clinical study of pelabresib in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) versus placebo with ruxolitinib in Janus-kinase-1/2 (“JAK”)- inhibitor-naïve patients with myelofibrosis (“MF”). We decided to proceed with this trial based on the preliminary evidence of clinical activity in patients with MF treated with pelabresib in combination with ruxolitinib in MANIFEST, our ongoing open-label Phase 2 clinical trial of pelabresib as a monotherapy and in combination with ruxolitinib. We believe that preliminary data from MANIFEST suggest that pelabresib has the potential to offer meaningful benefits beyond the current standard of care in MF. For additional information on our pelabresib trials, see the section below titled Our Product Candidates/Pelabresib—BET Inhibitor/Clinical Development.

In addition, we are currently conducting the Phase 1 portion of a Phase 1/2 clinical trial of CPI-0209, our second-generation EZH2 inhibitor. For more information on our CPI-0209 trial, see section below titled Our Product Candidates/CPI-0209 – Second Generation EZH2 Inhibitor.

Pelabresib

Pelabresib is a small molecule designed to promote anti-tumor activity by specifically inhibiting the function of BET proteins, which normally enhance target gene expression. The FDA granted orphan drug designation to pelabresib for the treatment of MF in November 2019.

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

In our MANIFEST trial, we enrolled MF patients who are JAK-inhibitor-naïve, a first-line, or 1L, setting, and continue to enroll patients who are refractory to or intolerant of, or have had a sub-optimal response to, ruxolitinib, a second-line, or 2L, setting. In the 1L setting, we are testing pelabresib in combination with ruxolitinib in JAK-inhibitor-naïve patients with the aim of measuring spleen volume reduction and symptom improvement, among other relevant parameters. In the 2L setting, we are stratifying patients for dependence on red-blood-cell, or RBC, transfusions. In transfusion-dependent, or TD, patients, we are measuring conversion to transfusion independence, or TI, in addition to spleen volume reduction and symptom improvement. In non-TD patients, we are measuring spleen volume reduction and symptom improvement, among other parameters.

At the American Society of Hematology, or ASH, annual meeting in December 2020, we presented preliminary clinical and translational data based on a September 29, 2020 data cutoff date that showed signs of activity for pelabresib across a broad range of parameters as both a first-line and second-line treatment for patients with MF.  Specifically, we have observed preliminary evidence of activity of pelabresib as a monotherapy and in combination with ruxolitinib across a range of parameters in MF, including reduction in spleen volume as measured by magnetic resonance imaging, or MRI; improvements in patient-reported symptoms; improvements in anemia and conversion from transfusion dependence to transfusion independence; and improvements in bone marrow fibrosis. and red blood cell precursors. While these preliminary data need to be confirmed in a larger dataset, we believe that these data suggest that pelabresib may have disease-modifying effects. As of September 29, 2020, pelabresib, both as monotherapy and in combination with ruxolitinib, was generally well-tolerated in each arm of the MANIFEST trial.  See the section below titled Our Product Candidates/Pelabresib—BET Inhibitor/Clinical Development for more information.

Based on the preliminary evidence from our MANIFEST trial, we are currently conducting MANIFEST-2 in combination with ruxolitinib in JAK-inhibitor-naïve patients with MF who have splenomegaly and symptoms requiring therapy.

CPI-0209

CPI-0209 is a small molecule designed to promote anti-tumor activity by specifically inhibiting EZH2, an enzyme that suppresses target gene expression. We believe that targeting EZH2 has the potential for broad therapeutic application in a variety of tumor types. Based on preclinical data, we believe that CPI-0209, our second-generation and potentially best-in-class EZH2 inhibitor, may enable us to address additional patient populations beyond those that have been targeted by first-generation EZH2 inhibitors such as our earlier program CPI-1205, which we discontinued further development of in 2020. Based on this belief, we designed CPI-0209 to achieve comprehensive coverage of EZH2. We have seen evidence of preclinical activity of CPI-0209 both as a single agent and in combination with other agents. We believe this compound has potentially broad application in several solid tumors and hematological malignancies. We initiated a Phase 1 dose-escalation trial with CPI-0209 in September 2019, which is the Phase 1 portion of our Phase 1/2 clinical trial of CPI-0209and is designed to determine the recommended Phase 2 dose for CPI-0209.  See section below titled Our Product Candidates/CPI-0209 – Second Generation EZH2 Inhibitor for more information.

LSD1 Inhibitor - CPI-482

CPI-482 is an inhibitor of Lysine Specific Demethylase 1 (LSD1), a critical regulator of gene expression, required for hematopoietic stem cell maintenance and proper differentiation of megakaryocyte and erythroid lineages.  In myelofibrosis, aberrant megakaryocyte biology is responsible for elevated inflammatory cytokine production and bone marrow dysfunction. Inhibition of LSD1 by CPI-482 suppressed megakaryocyte formation in ex vivo differentiation experiments and reduced spleen volume and bone marrow fibrosis and improved survival in myelofibrosis and leukemia mouse models. We are exploring the potential of CPI-482 as a potential clinical candidate and therapeutic option in hematologic malignancies, including in myeloproliferative neoplasms (“MPNs”) and plan to complete IND enabling studies by the end of 2021.

Our Pipeline

The following table summarizes key information about our most advanced programs:

We have retained global development and commercial rights to all of our product candidates. Our goal is to become a fully integrated pharmaceutical company, with a broad pipeline of hematology and oncology development and discovery programs as well as commercial products in the future. Our management team has extensive experience, including senior roles at leading pharmaceutical companies in the discovery, development, regulatory review, and commercialization of cancer therapeutics.

We have a preclinical pipeline of compounds that target the microenvironment of solid tumors and hematological malignancies, as well as compounds that target innate immunity in solid tumors. We aim to test these molecules in clinical trials in indications with a defined biological rationale, utilizing trial designs that are supported by biomarkers for patient enrichment.

Our Strategy and 2021 Milestones

Our objective is to discover, develop, and commercialize innovative drugs that address the serious unmet medical needs of patients with cancers that are associated with abnormal gene expression or drug resistance. To achieve our objective, we aim to:

•

Continue to study the safety and efficacy of our clinical-stage compounds. Building on the preliminary evidence of clinical activity that we have observed to date in our ongoing clinical trials of pelabresib and CPI-0209, we aim to advance our BET and EZH2 programs further in 2021.

•

Execute on the pivotal development, launch preparation, and expansion of the pelabresib opportunity. Having generated preliminary clinical data demonstrating evidence of activity of pelabresib across a broad range of parameters in patients with MF, we are focused on executing the Phase 3 clinical trial, MANIFEST-2, and completing the Phase 2 clinical trial, MANIFEST. We currently expect to provide an update on the translational data from MANIFEST in mid-2021 and an update on the clinical data from MANIFEST and potential new indications by the end of 2021.

•

Advance clinical testing of CPI-0209. We believe CPI-0209 is a potential best-in-class EZH2 inhibitor. In 2021, we aim to determine the recommended Phase 2 dose for CPI-0209 in order to begin Phase 2 expansion cohorts in patients with certain hematologic cancers and solid tumors. We currently expect to provide an update on Phase 1 by mid-2021 and an update on the monotherapy cohorts from our Phase 2 trial by the end of 2021.

•

Advance our preclinical portfolio by strategically investing in discovery efforts to generate additional assets with compelling clinical development paths. We are leveraging our platform to discover and develop programs focused on the inhibition of epigenetic regulators of tumor and/or immune cells that may lead to the killing or reprogramming of cancer cells and/or result in anti-tumor immune activity.

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

•

EZH2—an epigenetic writer—is an enzyme that suppresses target gene expression by adding modifications to chromatin. Certain cancer and immune cells can use EZH2 to promote growth of cancer cells or suppress an anti-tumor immune responses; and

•

LSD1 – an epigenetic eraser- is an enzyme that suppresses target gene expression by removing modifications to chromatin. Leukemia stem cell maintenance requires LSD1 function and certain hematological cancer and solid tumor cells require LSD1 function to sustain growth.

We are also currently advancing several discovery programs against undisclosed epigenetic regulators focused on the tumor microenvironment and the immune microenvironment.

Our Product Candidates

Pelabresib (CPI-0610)—BET Inhibitor

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

Pelabresib is a small molecule designed to promote anti-tumor activity by specifically inhibiting the bromodomain function of BET proteins, which normally enhance target gene expression. Our epigenetics platform reflects our deep understanding of the biological contexts in which BET proteins operate, including cancer pathways that are highly sensitive to pelabresib. A combination of our preclinical studies, as well as translational insights from our first-in-human study of pelabresib, led us to prioritize the clinical development of pelabresib in MF.

We are currently conducting two clinical trials of pelabresib in patients with MF. We recently initiated MANIFEST-2, a global, double-blinded, randomized, pivotal Phase 3 clinical trial of pelabresib in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) versus placebo with ruxolitinib in patients with MF. Additionally, we are continuing to enroll patients in the second line arms of MANIFEST, our ongoing open-label Phase 2 clinical trial of pelabresib both as a monotherapy and in combination with ruxolitinib in patients with MF.  See the section below titled Our Product Candidates/Pelabresib—BET Inhibitor/Clinical Development for more information.

BET Inhibition in Cancer

Abnormal BET function has been implicated in cancer through several means, including chromosomal translocation and gene amplification and overexpression whereby oncogenic and inflammatory signals are turned on in cancer cells through altered BET activity.

Of note, BET proteins control the expression of the target genes of NF-κB, a key immune signaling pathway that is abnormally activated in various diseases, including cancer and immune disorders. NF-κB signaling has been shown to be abnormally high in some hematological malignancies, such as MF and activated B cell-like diffuse large B-cell lymphoma, or ABC-DLBCL. In preclinical studies in MF, animals treated with BET inhibitors alone or in combination with a JAK inhibitor displayed a reduction in NF-κB target gene expression, improvement in bone marrow fibrosis, and reduced disease burden.

In addition, BET proteins promote the generation of megakaryocytes from hematopoietic stem cells. We believe that the blood cells most responsible for bone marrow scarring in MF are dysfunctional megakaryocytes, which proliferate and produce inflammatory molecules in part through elevated NF-κB signaling.  Additionally, compromised erythroid differentiation (or the process by which immature bone marrow derived cells specialize and become red blood cells) leads to anemia in MF patients. By blocking BET protein function with pelabresib, we believe that we promote erythroid cell differentiation which may result in improved hemoglobin levels and ameliorate anemia in patients with MF. As the result of the effect on both erythroid and megakaryocyte differentiation, we believe that pelabresib has the potential to improve the health of the bone marrow of MF patients.

Myelofibrosis

MF is part of a collection of progressive blood cancers known as myeloproliferative neoplasms and is associated with significantly reduced quality of life and shortened survival. MF can occur either as primary MF, which develops on its own, or as secondary MF, which develops in some patients as a result of essential thrombocythemia, or ET, or polycythemia vera, or PV, resulting in post-ET MF or post-PV MF.  As the disease progresses, the bone marrow produces fewer red blood cells, often leading to severe anemia (a condition characterized by low red-blood-cell counts) and red-blood-cell transfusion requirements. In addition, within one year of diagnosis, the incidence of thrombocytopenia increases significantly. Thrombocytopenia is a condition characterized by low platelet counts in the blood. Among other complications, most patients with MF have enlarged spleens as well as many other physical symptoms, including abdominal discomfort, bone pain, and extreme fatigue.

There are limited treatment options for patients with MF. Currently the JAK inhibitors ruxolitinib and fedratinib are the only approved products for MF, and there are no approved products for patients whose MF progresses after treatment with these products. Ruxolitinib is the current standard of care in intermediate- to high-risk MF. Ruxolitinib inhibits dysregulated janus kinase 1 and 2 (collectively referred to herein as “JAK”), signaling that is associated with MF. Ruxolitinib produces spleen reduction and symptom improvement in MF patients. However, its side effects include increased anemia and transfusion dependence. In the SIMPLIFY-1 clinical trial of ruxolitinib in JAK-inhibitor-naïve patients, transfusion dependence increased from 24.0% to 40.1% after 24 weeks of treatment with ruxolitinib. Ruxolitinib has not been shown to significantly reverse bone marrow fibrosis, a condition that has been documented as a primary cause of morbidity and mortality in MF. As a result of these factors, many patients cannot, or choose not to, initiate ruxolitinib therapy. Many other patients may not tolerate treatment with, or will have an insufficient response to, ruxolitinib. Patients generally have poor prospects for survival following discontinuation of therapy with ruxolitinib.

We believe there are approximately 30,000 to 35,000 intermediate- or high-risk MF patients in the United Stated and Europe that are therefore eligible for systemic treatment, including ruxolitinib. Incyte Corporation, or Incyte, which markets ruxolitinib, has estimated that about half of these eligible patients in the United States receive treatment with ruxolitinib, which is the standard of care. Based on preliminary data from the MANIFEST trial, we aim to demonstrate that virtually all patients eligible for, or taking, ruxolitinib could benefit from taking the combination of pelabresib and ruxolitinib. We aim to show that pelabresib in combination with ruxolitinib is associated with increased spleen volume reduction and symptom improvement compared to ruxolitinib alone. In addition, some MF patients, such as anemic patients, who might delay taking ruxolitinib due to anemia associated with the disease or with ruxolitinib therapy may benefit from initiating on the pelabresib/ruxolitinib combination due to preliminary evidence of hemoglobin improvement and conversion to transfusion independence. Pelabresib monotherapy may also provide benefit for patients who have discontinued treatment with ruxolitinib due to side effects or MF progression.

Clinical Development

Phase 3 Clinical Trial. We have initiated MANIFEST-2, a global, blinded, randomized Phase 3 clinical trial with pelabresib in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) versus placebo with ruxolitinib in JAK-inhibitor-naïve patients with primary MF or post-ET MF or post-PV MF who have splenomegaly and symptoms requiring therapy. We plan to enroll approximately 310 JAK-inhibitor-naïve patients. Patients are randomized 1:1 to the pelabresib with ruxolitinib arm or the placebo with ruxolitinib arm. Patients in the active arm are treated in a 21-day dosing cycle with 14 days on treatment and seven days off treatment and are administered pelabresib starting at 125 mg once per day, which may be later titrated up to 175 mg once per day provided protocol-defined criteria are met; in the control arm the patients are treated with a placebo administered on the same schedule. Patients in both the active and control arms receive a starting dose of either 10 mg or 15 mg twice per day of ruxolitinib, depending on the platelet count at baseline, with a mandatory up-titration, if safety criteria are met, to 15 or 20 mg twice per day respectively (ruxolitinib label dose) after 1 cycle of therapy.  Subsequent ruxolitinib dose modifications follow the ruxolitinib label.

The primary endpoint of the trial is the proportion of patients who achieve a ≥35% reduction in spleen volume from baseline, or SVR35, after 24 weeks of treatment. A key secondary endpoint of the trial is the proportion of patients who achieve a 50% or greater improvement in Total Symptom Score from baseline, or TSS50, after 24 weeks of treatment. Based on prior discussions with the FDA, we believe we need to meet both of these endpoints. Other endpoints include bone marrow fibrosis grade improvements, duration of transfusion independence, rate of red-blood-cell transfusion for the first 24 weeks, and hemoglobin response.

Phase 2 Clinical Trial. We are continuing to conduct MANIFEST, a Phase 2 clinical trial of pelabresib as a monotherapy and in combination with ruxolitinib in patients with MF. In this trial, we are treating patients who are JAK inhibitor-naïve, a first-line (“1L”) setting, as well as patients who are refractory to or intolerant of, or have had a sub-optimal response to, ruxolitinib, a second-line (“2L”) setting.  Preliminary data based on a September 29, 2020 data cut off showed signs of clinical activity across a broad range of parameters, suggesting possible disease-modifying effects of pelabresib. Additionally, the preliminary data indicated evidence of hemoglobin improvement with pelabresib, which we believe may provide a benefit to patients with anemia, a condition that is associated with both MF itself and treatment with ruxolitinib.

In the 1L setting (Arm 3), we are testing pelabresib in combination with ruxolitinib in JAK-inhibitor-naïve patients. The primary endpoint in the 1L setting is the proportion of patients who achieve at least SVR35 after 24 weeks of treatment. Patient enrollment in the Arm 3 has completed at approximately 80 patients. We continue to enroll patients in the 2L arms of MANIFEST (Arms 1 and 2). In the 2L setting, we are stratifying patients for dependence on red-blood-cell, or RBC, transfusions. In transfusion-dependent, or TD, patients, the primary endpoint is the proportion of patients who are TD, at baseline who convert to transfusion independence, or TI. TD, based on Gale criteria, is defined to mean two or more units of RBC transfusions per month during the 12 weeks prior to enrollment. TI is defined to mean an absence of RBC transfusions over any consecutive 12-week period following enrollment. For non-TD patients in the 2L setting, the primary endpoint is the proportion of patients who achieve SVR35. In each setting, we are also measuring improvements in Total Symptom Score, or TSS, as measured by the Myelofibrosis Symptom Assessment form, version 4.0, which is a patient-reported outcome that asks patients to rate the severity of their MF symptoms. We are also measuring morphological change in bone marrow fibrosis.

Preliminary Data from Our MANIFEST Trial

We presented preliminary clinical and translational data from MANIFEST for pelabresib in combination with ruxolitinib and as a monotherapy in oral and poster presentations at the Annual Meeting of the American Society of Hematology, or ASH, in December 2020, based on a September 29, 2020 data cutoff date. The preliminary data, which are summarized below, reflect an analysis of 63 1L patients in Arm 3 and 94 2L or later patients in Arms 1 and 2. We believe that these preliminary data from MANIFEST suggest that pelabresib has the potential to offer meaningful benefits beyond the current standard of care in MF and may have disease-modifying effects.

Arm 3: Combination of Pelabresib and Ruxolitinib in JAK-Inhibitor-Naïve Patients (1L)

In Arm 3, we are evaluating the combination of pelabresib and ruxolitinib in JAK-inhibitor-naïve patients with MF. Patients are treated with pelabresib according to the schedule as in Arm 1 and receive a starting dose of either 10 mg or 15 mg twice per day of ruxolitinib, depending on the platelet count at baseline, up to a maximum dose of 25 mg twice per day. The primary endpoint is the proportion of patients who achieve a SVR35.

The table below presents preliminary data as of September 29, 2020 from Arm 3 of MANIFEST.

Arm 3
SVR35 at 24 weeks(1)	42 of 63 evaluable (67%)
SVR (%), median change at 24 weeks	-50%
TSS50 at 24 weeks(1)	34 of 60 evaluable (57%)
TSS (%), median change at 24 weeks	-59%

(1)	Patients are evaluable for efficacy at week 24 if they had a week 24 spleen volume assessment or TSS assessment, as applicable, by the data cutoff date or discontinued prior to week 24 for any reason.

Arm 1: Pelabresib Monotherapy in Ruxolitinib-Relapsed, - Refractory, -Intolerant or -Ineligible Patients (2L)

In Arm 1, we are evaluating pelabresib, as a monotherapy in ruxolitinib-refractory or -relapsed or -intolerant or -ineligible patients with MF. Patients are treated in a 21-day dosing cycle and are administered pelabresib starting at 125 mg once per day, which may be titrated up to 225 mg, with 14 days on treatment and seven days off treatment. The primary endpoints are the proportion of patients who achieve a SVR35 for non-TD patients and the rate at which TD patients convert to TI for the cohort of patients who were TD at baseline.

The table below presents preliminary data as of September 29, 2020 from Arm 1 of MANIFEST.

	Arm 1A: TD	Arm 1B: non-TD
SVR35 at 24 weeks(1)	1 of 13 evaluable (8%)	7 of 23 evaluable (30%)
SVR (%), median change at 24 weeks	-11%	-29%
TSS50 at 24 weeks(1)	1 of 13 evaluable (8%)	10 of 21 evaluable (48%)
TSS (%), median change at 24 weeks	-22%	-56%
TD to TI conversion(3)	3 of 14 evaluable (21%)	N/A
Median duration of TI	32 weeks	N/A

(1)	Patients are evaluable for SVR35 or TSS50 at week 24 if they had a week-24 assessment by the data cutoff date or discontinued treatment after having a week-12 assessment.
(2)	Patients are evaluable for hemoglobin increase if they had been on treatment for at least 12 weeks and did not have any transfusions for 12 weeks prior to starting treatment.
(3)

Patients are evaluable for conversion to TI if they started treatment at least 24 weeks prior to the data cutoff date or if they had been on treatment for at least 12 weeks by the data cutoff day and achieved the conversion or would have failed to achieve the conversion by week 24.

Arm 2: Pelabresib Add-on to Ruxolitinib in Patients with Suboptimal Response to Ruxolitinib (2L)

In Arm 2, we are evaluating pelabresib in combination with ruxolitinib, in patients with MF with suboptimal response to ruxolitinib.  Pelabresib is added to treatment with ruxolitinib and pelabresib is dosed according to the schedule as in Arm 1 and patients continue treatment with ruxolitinib at their last stable dose with no titration of ruxolitinib. The primary endpoints are the proportion of patients who achieve a SVR35 for non-TD patients and the rate at which TD patients convert to TI for the cohort of patients who were TD at baseline.

The table below presents preliminary data as of September 29, 2020 from Arm 2 of MANIFEST.

	Arm 2A: TD	Arm 2B: non-TD
SVR35 at 24 weeks(1)	7 of 33 evaluable (21%)	6 of 21 evaluable (29%)
SVR (%), median change at 24 weeks	-19%	-17%
TSS50 at 24 weeks(1)	15 of 33 evaluable (46%)	8 of 21 evaluable (38%)
TSS (%), median change at 24 weeks	-58%	-45%
TD to TI conversion(3)	13 of 36 evaluable (36%)	N/A
Median duration of TI	27 weeks	N/A

(1)	Patients are evaluable for SVR35 or TSS50 at week 24 if they had a week-24 assessment by the data cutoff date or discontinued treatment after having a week-12 assessment.
(2)	Patients are evaluable for hemoglobin increase if they had been on treatment for at least 12 weeks and did not have any transfusions for 12 weeks prior to starting treatment.
(3)

Patients are evaluable for conversion to TI if they started treatment at least 24 weeks prior to the data cutoff date or if they had been on treatment for at least 12 weeks by the data cutoff day and achieved the conversion or would have failed to achieve the conversion by week 24.

Translational Data

Patients are evaluable for improvement in bone marrow fibrosis if they have a baseline bone marrow biopsy and at least one post-baseline biopsy after 24 weeks. Bone marrow assessments were made based on a local pathology read. The translational data for change in bone marrow fibrosis is as of the September 29, 2020 data cutoff date.

In Arm 3, 16 of 48 evaluable patients (33%) with evaluable samples had at least one grade improvement in bone marrow fibrosis, and in 14 of these 16 patients (88%), the improvements occurred within six months of starting treatment in the trial. Two of the 48 evaluable patients had worsening in bone marrow fibrosis.

In Arm 1, 6 of 29 evaluable patients (21%) with evaluable samples had at least one grade improvement in bone marrow fibrosis, and in five of these six patients (83%), the improvements occurred within six months of starting treatment in the trial. Two of the 29 evaluable patients had worsening in bone marrow fibrosis.

In Arm 2, 16 of 39 evaluable patients (41%) with evaluable samples had at least one grade improvement in bone marrow fibrosis, and in 13 of these 16 patients (81%), the improvements occurred within six months of starting treatment in the trial. Three of the 39 evaluable patients had worsening in bone marrow fibrosis.

Clinical Safety Data

We believe that pelabresib may have a differentiated safety profile compared with some other BET inhibitors. Prior to initiating the MANIFEST trial, we treated a total of 138 patients with a variety of hematological malignancies in three Phase 1 clinical trials. In a Phase 1 trial in lymphoma, we identified the maximum tolerated dose of 225 mg per day. In this trial, we saw evidence of clinical activity at a range of doses below this maximum tolerated dose, including the 125 mg starting dose being used in MANIFEST and MANIFEST-2.

As of September 29, 2020, pelabresib, both as monotherapy and in combination with ruxolitinib, was generally well tolerated in each arm of the MANIFEST trial. In Arm 1, 23 patients remained on active treatment and 23 had discontinued. In Arm 2, 40 patients remained on active treatment and 38 had discontinued. In Arm 3, 66 patients remained on active treatment and 12 had discontinued.

The most common treatment-emergent adverse events, or TEAEs, of any grade irrespective of causality observed in 46 evaluable patients in Arm 1 were nausea, diarrhea, thrombocytopenia, asthenic conditions, dysgeusia, respiratory tract infections, cough, weight decrease and constipation, each of which occurred in 20% or more of patients. A total of 29 patients (63%) reported at least one grade 3 or higher TEAE. A total of 14 patients reported thrombocytopenia of any grade and seven patients reported anemia of any grade. Of the most common TEAEs, those that were grade 3 were thrombocytopenia (seven patients), diarrhea (two patients) and constipation, respiratory tract infection and weight decrease (one patient each). Other grade 3 or higher TEAEs included anemia (six patients), hyperuricemia (four patients), hyperkalemia (three patients) and dyspnea (three patients). Nine patients discontinued treatment due to TEAEs.

The most common TEAEs of any grade irrespective of causality observed in 78 evaluable patients in Arm 2 were diarrhea, thrombocytopenia, respiratory tract infections, nausea, asthenic conditions, cough and dysgeusia, each of which occurred in 20% or more of patients. A total of 35 patients reported thrombocytopenia of any grade and 11 patients reported anemia of any grade. A total of 45 patients (58%) reported at least one grade 3 or higher TEAE. Of the most common TEAEs, those that were grade 3 or grade 4 were thrombocytopenia (18 patients with grade 3 and two patients with grade 4), respiratory tract infection (four patients with grade 4), diarrhea (three patients with grade 3), asthenic conditions (three patients with grade 3) and nausea (two patients with grade 3). A total of eight patients reported anemia of grade 3 and one patient reported anemia of grade 4. Nine patients discontinued treatment due to TEAEs, including six grade 5 TEAEs. The grade 5 TEAEs consisted of acute kidney injury, traumatic subdural hematoma (patient tripped and fell), brain stem hemorrhage (no concomitant thrombocytopenia), disease progression, congestive heart failure, and transformation to AML.

The most common TEAEs of any grade irrespective of causality observed in 78 evaluable patients in Arm 3 were anemia, thrombocytopenia, diarrhea, dysgeusia, asthenic conditions, musculoskeletal pain, respiratory tract infections, nausea, abdominal pain and dizziness, each of which occurred in 15% or more of patients. A total of 26 patients reported anemia of any grade and 25 patients reported thrombocytopenia of any grade. A total of 34 patients (44%) reported at least one grade 3 or higher TEAE. Of the most common TEAEs, those that were grade 3 or grade 4 were anemia (22 patients with grade 3 and one patient with grade 4) and thrombocytopenia (four patients with grade 4 and two patients with Grade 4). Four patients discontinued treatment due to TEAEs, including two grade 5 TEAEs. The grade 5 TEAEs consisted of one patient with multiorgan failure due to sepsis secondary to bacterial endocarditis and one patient with multiorgan failure due to sepsis secondary to community acquired pneumonia.

Potential Indication Expansion

We are exploring potential opportunities to expand our pelabresib indications. For example, we are planning to add a new cohort (Arm 4) in MANIFEST to study pelabresib monotherapy in essential thrombocythemia, or ET. ET is a myeloproliferative disorder that can progress to MF and AML and is characterized by excessive production of platelets, as well as symptoms such as fatigue, lightheadedness, headaches, vision changes, and an increased risk of blood clots.  We believe there is a strong mechanistic rationale for pelabresib in ET, given observed reductions in platelet counts in clinical studies. In MANIFEST we observed normalization of platelet numbers in some patients with very high platelet levels at baseline. We plan to enroll approximately 20 hydroxyurea-resistant or -intolerant patients with ET in this arm. The primary endpoint of this arm of the trial will be Complete Hematological Response within 24 weeks as measured by normalization of platelet count and white blood cell count, with a key secondary endpoint of TSS50 at 24 weeks.

CPI-0209— Second Generation EZH2 Inhibitor

Overview

Historically, the primary focus of EZH2 as a drug target has been the role of EZH2 mutations or overexpression in cancer. We believe these genetically defined approaches to EZH2 inhibition may underestimate the broader therapeutic potential of the target in cancer. EZH2 genomic aberrations and overexpression are frequently correlated with late-stage cancer and a poor prognosis for a wide variety of cancers. Furthermore, EZH2 also cooperates with other cancer-promoting pathways, such as androgen receptor signaling and immune signaling. Therefore, we believe EZH2 inhibition can synergistically enhance the effectiveness of existing cancer therapies.

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

•	Acquired drug resistance: therapeutic agents promote EZH2-mediated gene silencing that may lead to acquired resistance to these agents;
•	Immune suppression: EZH2 mediates reprogramming of immune cells within the tumor, e.g., T-cells, and tumor cells to create an immune-suppressive tumor microenvironment; and
•

Oncogenic driver synergy: EZH2 suppresses the expression of sets of genes that promote tumor progression in the context of validated oncogenic drivers, such as the androgen receptor signaling pathway in prostate cancer. Combined inhibition of EZH2 and the oncogenic driver pathway may elicit a synergistic impact on tumor growth.

Development of CPI-0209

We designed CPI-0209, our second-generation EZH2 inhibitor, to achieve comprehensive coverage of EZH2 to potentially enable rapid and durable tumor regression. We believe that such a product could enable us to expand the addressable patient populations beyond those that have been targeted by first-generation EZH2 inhibitors. We are currently conducting the Phase 1 dose escalation portion of a Phase 1/2 clinical trial of CPI-0209 in solid tumors. The Phase 1 dose escalation phase of the clinical trial studies CPI-0209 as a monotherapy in advanced cancer patients. At the 2021 J.P. Morgan Healthcare conference, we disclosed preliminary data showing dose-dependent increases in pharmacodynamic markers in the blood of patients who received CPI-0209. After determining the recommended Phase 2 dose as a monotherapy, we intend to pursue monotherapy expansion arms in selected solid tumor and hematologic indications, as well as assessing combination therapy development and a biomarker strategy that includes ARID1A and other mutations.

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

Rapid and Durable Tumor Regression in Lymphoma Xenograft Mutated EZH2 Model (left) and Bladder Cancer Mutated ARID1A Model (right)

We plan to develop CPI-0209 for the treatment of hematologic and solid tumors. We believe that mutations can render tumor cells dependent on the activity of EZH2 and that cancer cells can use EZH2 as a resistance mechanism against therapeutic agents. We are considering developing CPI-0209 in one or more of these contexts.

CPI 1205

CPI-1205 is a small molecule designed to promote anti-tumor activity by specifically inhibiting EZH2. ProSTAR is an open-label Phase 1b/2 clinical trial of CPI-1205, a potent and highly selective small-molecule EZH2 inhibitor, in patients with metastatic castration-resistant prostate cancer (mCRPC) in the second-line setting. The ProSTAR study evaluated CPI-1205 in combination with either enzalutamide or abiraterone / prednisone (“abiraterone”), which are ARS inhibitors, in mCRPC patients who experienced disease progression while receiving the other ARS inhibitor. In June 2020, we announced that we plan to discontinue development of CPI-1205 after completion of the Phase 2 ProSTAR study in mCRPC and to prioritize further clinical development of CPI-0209. The decision was based on a review of ProSTAR data, which did not demonstrate the definitive signal of activity necessary to advance the program into pivotal studies. We intend to present a full data set from ProSTAR at a future medical meeting.

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

Sales and Marketing

In light of our stage of development, we have not yet established a full commercial organization or distribution capabilities. To date, we have retained worldwide commercial rights for our product candidates. If our product candidates receive marketing approval, we plan to commercialize them in the United States with our own focused specialty sales force.

Manufacturing

We do not have any manufacturing facilities. We currently rely on, and expect to continue to rely on, third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. We have entered into clinical supply agreements with contract manufacturers.

We obtain clinical trial materials for our product candidates using multiple third-party contract manufacturing organizations. We engage separate third-party manufacturers for producing active pharmaceutical ingredients and other manufacturers for making solid oral drug products

All of our product candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

There are a large number of companies developing or marketing treatments for cancer, including many large pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapies that work by targeting epigenetic mechanisms.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, clinical testing, regulatory review, and marketing than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industry may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, and enrolling patients in clinical trials, as well as in acquiring technologies complementary to or competitive with our programs.

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

The most common methods of treating patients with cancer are surgery, radiation, and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not compete with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients, and third-party payers.

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

If our lead product candidates are approved for the indications that we are currently pursuing in our on-going clinical trials, they will compete with the therapies and currently marketed drugs discussed below.

Pelabresib / Myelofibrosis

Ruxolitinib, a JAK inhibitor developed and marketed by Incyte, was approved by the FDA in 2011 as a first-line treatment for intermediate- and high-risk MF patients. Fedratinib (Inrebic®), a JAK2/FLT3 selective inhibitor was approved by the FDA in August 2019 and is now marketed by Bristol-Myers Squibb. Many companies are developing product candidates or combination regimens that may compete with pelabresib, if approved.

Incyte is developing treatments for first- and second-line therapy in patients with MF that combine ruxolitinib with PI3 kinase inhibitors, activin-like receptor kinase 2 (ALK2), CXCR4 enriched, allogeneic, umbilical cord blood-derived T-regulatory cells, and BET inhibitors. Incyte may develop these combinations in a co-formulated oral dosage form, which could increase the convenience of these combination regimens.

There are several other companies developing JAK inhibitors as a first-line and second-line treatment of patients with MF. Celgene Corporation (Celgene”), acquired fedratinib in January 2018 as part of its acquisition of Impact Biosciences, Inc. In November 2019, Bristol-Myers Squibb (“BMS”) acquired Celgene. Fedratinib has been evaluated in clinical trials as first- and second-line treatments for MF. BMS has initiated a substudy of the FREEDOM Phase 3 trial to evaluate fedratinib in combination with the erythroid maturation agent luspatercept in relapsed/refractory MF patients. CTI Biopharma Corp. (“CTI”) is conducting a Phase 3 trial of pacritinib in MF patients with severe thrombocytopenia in the United States. On February 10, 2020, CTI disclosed that it had reached agreement with the FDA on an accelerated approval pathway for pacritinib, subject to submission of SVR data from the first 168 patients enrolled in the ongoing Phase 3 PACIFICA trial. Nippon Shinyaku is conducting a Phase 2 trial with NS-018 in patients with MF. Sierra Oncology is developing momelotinib, a JAK1/ACVR1 inhibitor for MF and associated anemia.

Pelabresib could face competition from products with different biological targets that are in development as a therapeutic option for patients with MF with prior exposure to ruxolitinib, including as a monotherapy or in combination with ruxolitinib. These products include kinase inhibitors, telomerase inhibitors, Bcl-2 inhibitors, and other epigenetic inhibitors. Geron Corporation is conducting a Phase 2 trial evaluating imetelstat, a telomerase inhibitor, in patients with MF who have relapsed after or are refractory to prior treatment with a JAK inhibitor. Imago BioSciences, Inc., is conducting a Phase 1 trial of IMG-7289, an inhibitor of LSD1, which is an epigenetic target, in patients with MF. MEI Pharma, Inc., and Helsinn are conducting a Phase 2 trial of pracinostat, a histone deacetylase inhibitor in MF patients on treatment with ruxolitinib.  AbbVie is conducting Phase 2 and Phase 3 trials of navitoclax, a Bcl-2/XL inhibitor in combination with ruxolitinib in JAK-inhibitor-naive MF patients and MF patients already on treatment with ruxolitinib.

We are aware of several companies that are developing BET inhibitors, including AbbVie, Bristol-Myers Squibb, GlaxoSmithKline, Incyte, Boehringer Ingelheim, TG Therapeutics, Nuvation Bio, and Zenith Epigenetics.

CPI-0209

CPI-0209 could face competition from tazemetostat (marketed as TAZVERIK by Epizyme, Inc.).  Tazverik was approved in January 2020 for patients with epithelioid sarcoma, and in June 2020 for patients with relapsed/refractory follicular lymphoma.  Epizyme is conducting Phase 2 and Phase 3 trials with tazemetostat in hematologic malignancies and solid tumors.  We are aware of several companies that are developing EZH1/EZH2 inhibitors, including Daiichi Sankyo Company, Jiangsu Hengrui Medicine Co., Ltd., and Pfizer Inc.  Novartis AG, Oric Pharmaceuticals, Inc., and Ascentage Pharma are developing embryonic ectoderm development (EED) inhibitors, which target an alternative subunit of the polycomb repressive complex 2 (PRC2), which can also inhibit EZH1/EZH2 activity.

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

Our future commercial success depends, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both our owned and licensed intellectual property, we cannot be sure that patents will issue with respect to any of our owned or licensed pending patent applications or with respect to any patent applications that we or our licensors may file in the future, nor can we be sure that any of our owned or licensed patents or any patents that may be issued in the future to us or our licensors will be commercially useful in protecting our product candidates and methods of manufacturing the same. Moreover, we may not be able to obtain patent protection for certain of our product candidates generally as well as with respect to certain indications. See “Risk factors—Risks related to our intellectual property” for a more comprehensive description of risks related to our intellectual property. We generally file patent applications directed to our key programs, including CPI-0209 and pelabresib, in an effort to establish our intellectual property positions regarding new compositions relating to these programs as well as uses of these and similar compositions in the treatment of relevant diseases. We also seek patent protection with respect to methods of making these compositions and to biomarkers that may be useful in establishing or monitoring the efficacy of these compositions in patients. As of January 1, 2021, we owned 25 issued or allowed U.S. patents, 14 U.S. pending non-provisional patent applications, 192 issued or allowed foreign patents, 79 foreign pending patent applications, 24 pending Patent Cooperation Treaty, or PCT, applications and 4 U.S. provisional patent applications.  Additionally, our epigenetics platform is not protected by any patented intellectual property.

The intellectual property portfolios for our most advanced programs as of January 1, 2021, are summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the USPTO can be significantly narrowed by the time they issue, if they issue at all. We expect this could be the case with respect to some of our pending patent applications referred to below.

Pelabresib / BET Inhibitor Program

The intellectual property portfolio for our pelabresib program includes patents and applications directed to compositions of matter generically and specifically covering pelabresib and related BET inhibitors, as well as to methods for using and making these novel compositions. We also have patents and applications covering extended uses of pelabresib for treating select patient subtypes, such as myelofibrosis.  As of January 1, 2021, we owned four issued or allowed U.S. patents, two issued or allowed European Patent Office patents, seven pending PCT applications, one U.S. provisional patent application, and approximately 89 foreign patents and patent applications in a number of other jurisdictions relating to our pelabresib program. The U.S. or ex-U.S. issued patents or patents issuing from these pending applications, if any, for our pelabresib program are projected to have a statutory expiration date from December 2031 to June 2041, excluding any additional term for patent term adjustments or patent term extensions.

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

CPI-0209 / Second-Generation EZH2 Inhibitor Program

The intellectual property portfolio for our CPI-0209 program includes patents and applications directed to compositions of matter generically and specifically covering CPI-0209 and related EZH2 inhibitors, as well as to methods for using and making these novel compositions. As of January 1, 2021, we owned one issued U.S. patent, one pending U.S. non-provisional applications, three pending PCT applications, one U.S. provisional patent application, and 28 foreign patent applications in a number of other jurisdictions relating to our CPI-0209 program. The U.S. or ex-U.S. issued patents or patents issuing from the pending applications, if any, for our CPI-0209 program are projected to have a statutory expiration date from April 2039 to July 2041. While we intend to timely file non-provisional patent applications relating to our provisional patent application, we cannot predict whether any of our future patent applications for CPI-0209 or any other future product candidates will result in the issuance of patents that effectively protect CPI-0209 and any other future product candidates, or if any of our or our licensors’ issued patents will effectively prevent others from commercializing competitive products. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing or in some cases not at all until they are issued as a patent. Therefore, we and our licensors cannot be certain that we were the first to make the inventions claimed in our licensed patents, patents we own in the future, or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

License and Collaboration Agreements

Research, Development and Commercialization Agreement with the Leukemia & Lymphoma Society

In July 2012, we entered into a research, development and commercialization agreement with the Leukemia & Lymphoma Society, or LLS. We refer to the agreement as the LLS Agreement. Under the LLS Agreement, LLS agreed to provide funding for the development of a compound targeted toward certain tandem bromodomain-containing proteins, designed for and researched for use in the treatment of lymphoma, myelodysplastic syndrome, acute myelogenous leukemia or multiple myeloma, or the Field, in accordance with an agreed-upon budget and milestones, which we call the research program. The LLS Agreement initially required us to perform the development activities on a compound that we are no longer developing. We and LLS amended the LLS Agreement in April 2013 to allow us to propose alternative compounds to LLS and for LLS to decide whether it would fund the research program for an alternative compound. We proposed pelabresib, and LLS agreed to fund pelabresib as the alternative compound in June 2013. We and LLS further amended the LLS Agreement in June 2013, June 2014 and March 2016 to reflect changes to the research program milestones.

LLS has agreed to pay us up to $7.5 million, or the LLS Funding, toward the costs of the research program. We may use such funding solely to pay or reimburse expenses of the research program in accordance with an agreed-upon budget. As of December 31, 2018, LLS has paid us $7.3 million in aggregate, and no additional funding was paid in the year ended December 31, 2019 and 2020, respectively. We are obligated, and have to date provided funding, to match LLS’s funding to support the research program.

We are obligated to use commercially reasonable efforts to conduct the research program substantially in accordance with an agreed-upon research plan with the goal of developing an LLS Product for commercial sale. Once the research program is complete, we are obligated to use, at our own expense, commercially reasonable efforts to develop at least one LLS Product in the Field in the United States, France, Germany, Italy, Spain, the United Kingdom or Japan, or the major market countries, and, following receipt of regulatory approval for at least one LLS Product in any major market country, to commercialize the

LLS Product in the Field in such country. If we fail to meet the foregoing obligation, then, under certain circumstances, LLS may terminate the agreement and LLS may exercise the exclusive, sublicensable, worldwide license we granted LLS in certain of our intellectual property to develop and commercialize pelabresib.

We are obligated to pay to LLS up to $25 million, which would be payable in variable portions based on our execution of any agreement to license or permanently transfer rights to pelabresib or an LLS Product to an unaffiliated third party, on the closing of a change of control of our company, or on the receipt of regulatory approval in certain of the major market countries, which we refer to as the Payment Cap Payments. Our payment obligations to LLS continue until satisfied and otherwise only terminate upon a termination of the LLS Agreement by us in the event of a material breach by LLS. The LLS Agreement expires when there are no longer any payment obligations owing from one party to the other with respect to any of these provisions.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act (the “Cures Act”), passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. This requirement applies upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA.  The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Congress amended the FDA Reauthorization Act of 2017, or FDARA. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

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

The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new non-biologic drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Biologic Licensing Applications, of BLAs, are submitted for approval of biologic products. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation, an exception from the program fee when the program does not engage in manufacturing the drug during a particular fiscal year and a waiver for certain small businesses.

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

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

The 2014 guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a biologic product candidate generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption, or IDE, regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a product are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic product candidate.  The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee, for federal fiscal year 2021, the standard fee is $365,657 and the small business fee is $91,414.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act.  The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional, and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit.  A ruling by the U.S. Supreme Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products, but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. The new Clinical Trials Regulation will become directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation. It will overhaul the current system of approvals for clinical trials in the EU. Specifically, the new legislation aims at simplifying and streamlining the approval of clinical trials in the EU. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State.

The Regulation was published on June 16, 2014 but has not yet become effective.  In January 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020. In late 2020, the EMA indicated that it plans to focus on the findings of a system audit; improving the usability, quality and stability of the clinical trial information system; and knowledge transfer to prepare users and their organizations for the new clinical trial system.  The EMA has indicated that the system will go live in December 2021.

Parties conducting certain clinical studies must, as in the U.S., post clinical trial information in the European Union at the EudraCT website: https://eudract.ema.europa.eu.

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

Paediatric Studies

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

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e., the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

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

Paeditric Exclusivity

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

Brexit and the Regulatory Framework in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021.  This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

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

Human Capital Resources

As of February 19, 2021, we had 154 full-time employees, including a total of 62 employees with M.D. or Ph.D. degrees. Of these full-time employees, 106 employees were engaged in research and development and all are located in the U.S.

Our employees are our greatest asset and we strive to create a work environment that is inclusive, challenging and fun.  We are committed to Diversity, Equity and Inclusion (“DE&I”) and in 2021 we added a dedicated resource overseeing our efforts in these areas with a commitment to provide awareness training to all employees and support under-represented groups and vendors where possible. We plan to create greater awareness and capability in our organization through leadership accountability and transparency by providing opportunities for employees across the organization to contribute to our DE&I plans, decisions and initiatives.

We consider the intellectual capital of our employees to be an essential driver of our business and key to our future prospects and we provide updates to our Board of Directors on our organization on an ongoing basis. Historically we have had employee turnover that is in line with our industry, but the competition for talent remains strong as the number of biotechnology and pharmaceutical companies in the Boston area has increased dramatically in the past three years. Given our financial resources and our track record, we believe that we will continue to be able to fill positions and grow our headcount in support of our expanding pipeline of research and development programs and product candidates and potential commercialization.

We are committed to providing our employees with compensation that meets the expectations of the market and industry norms.  We monitor our compensation programs closely using comprehensive industry surveys and data to guide us, and we provide what we consider to be a competitive mix of long and short term incentives including competitive salaries, health and welfare benefits and participation in our equity programs. We regularly review our compensation practices and analyze the equity of our compensation decisions for all employees.  None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relations with our employees to be good.

We believe our company culture is one that aims to support each individual fully not just their contribution as an employee.  The COVID-19 pandemic has resulted in the creation of a more fluid and flexible work environment to allow individuals to meet the needs of themselves and family members while contributing to the success of the company.  In the current virtual world we have moved from regular onsite wellness activities to those that can be enjoyed virtually from meditation and yoga, to access to online tutoring for children learning remotely in addition to more time off for selfcare.

The health and safety of our onsite employees was a primary focus in 2020 due to the pandemic.  We implemented a series of safeguards following CDC and State recommendations including increased, regular cleaning, social distancing and occupancy limitations, work station barriers, and online scheduling and seating selection along with access to regular COVID-19 testing paid for by the company.  These will remain in place until CDC guidance indicates they are no longer necessary.

Facilities

We currently occupy approximately 47,546 square feet of office space in Cambridge, Massachusetts under a lease that originally expired in June 2023. In November 2020, we executed an amendment to update the term of the current lease to terminate 60 days after the commencement date of our new lease.

In November 2020, we executed a lease in Watertown, Massachusetts (the “new lease”) with ARE-MA Region No. 75, LLC, a Delaware limited liability company (the “Landlord”), effective as of November 13, 2020, pursuant to which we will lease approximately 79,155 square feet of office and laboratory space located at 100 Talcott Street in Watertown, Massachusetts (the “New Premises”), which will commence on or around December 24, 2021, with a term of 10 years.

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

Since inception, we have incurred significant operating losses. Our net loss was $126.4 million for the year ended December 31, 2020, $85.6 million for the year ended December 31, 2019 and $59.9 million for the year ended December 31, 2018. As of December 31, 2020, we had an accumulated deficit of $445.7 million. To date, we have financed our operations primarily though sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue to advance our goal to become a fully integrated pharmaceutical company, with a broad pipeline of hematology and oncology development and discovery programs as well as commercial products in the future including:

•

advancing our MANIFEST-2 trial, and other aspects of pivotal development of pelabresib (CPI-0610), continue our MANIFEST trial, and our Phase 1/2 clinical trial of CPI-0209, our second-generation EZH2 inhibitor;

•	advance certain of our clinical-stage product candidates into later stage trials;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates, including pelabresib, that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
•

scale up our manufacturing processes and capabilities, or arrange for a third party to do so on our behalf, to support our clinical trials of our product candidates and commercialization of any of our product candidates for which we obtain marketing approval;

•	acquire or in-license products, product candidates or technologies;
•	maintain, expand, enforce, defend and protect our intellectual property portfolio;
•	hire additional personnel to support our product development and planned future commercialization efforts and our operations as a public company; and
•	add operational, financial and administrative personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company.

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

•	we are required by the FDA, the European Medicines Agency, or the EMA, or other regulatory authorities to perform trials or studies in addition to those currently expected;
•	there are any delays in completing our clinical trials or the development of any of our product candidates, including due to the COVID-19 pandemic; or
•	there are any third-party challenges to our intellectual property, or we need to defend against any intellectual property-related claim.

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2 clinical trial of pelabresib, MANIFEST, our Phase 3 clinical trial of pelabresib, MANIFEST-2, our Phase 1/2 clinical trial of CPI-0209, and complete our Phase 1b/2 clinical trial of CPI-1205. We plan to continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates, and we also plan to build out our organization for the potential commercialization of pelabresib.  We expect our expenses to increase substantially in connection with our ongoing activities. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we will incur additional costs associated with operating as a more mature public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress, costs and results of our on-going clinical trials;
•	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for any other product candidates we may develop in the future;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such arrangements;
•	milestones and other collaboration-based revenues, if any;
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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of approximately $421.4 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, or the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of annual taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. COVID-19 relief provisions were also included in the Consolidated Appropriations Act, 2021, or CAA, which was enacted on December 27, 2020.  The FFCR Act, the CARES Act, and the CAA contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA.  It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021, are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation on the tax deductibility of net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act, or the CAA.

We might not be able to utilize a significant portion of our net operating loss carryforwards and research and development tax credit carryforwards.

As of December 31, 2020, we had federal net operating loss carryforwards of $440.5 million and federal research and development tax credit carryforwards of $19.5 million, all of which will, if not utilized, begin to expire in 2028. To the extent that they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating losses incurred in 2019 and in future years may be carried forward indefinitely.

In general, under Section 382 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryforwards to reduce its tax liability for post-change periods may be limited. We have not conducted a study to assess whether a change of control has occurred since 2011. We also may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryforward. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.

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

We and our third-party contract manufacturers, contract research organizations and clinical sites may experience disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. For instance, in the third quarter of 2020 we experienced a delay of supply of raw materials necessary to manufacture pelabresib from one of our contract manufacturers in China. We also experienced a delay of supply of drug substance necessary to manufacture pelabresib from one of our contract manufacturers in India. We also experienced a brief delay in the manufacturing of pelabresib tablets at a manufacturer in the United States due to COVID-19 safety policies at the manufacturing site. While these delays have not materially impacted our overall manufacturing supply chain operations to date, we continue to establish backup sources of supply and manufacturing to avoid any future disruption in the supply chain from the COVID-19 outbreak, and any potential future outbreak could have a material adverse impact on our clinical trial plans and business operations.

Additionally, we have enrolled, and will seek to enroll, cancer patients in our clinical trials at sites located both in the United States and internationally. Most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials are being impacted.  For example, patient enrollment in MANIFEST began to slow toward the end of the first quarter of 2020, and several sites temporarily halted enrollment due to the pandemic. We cannot predict how long or impactful these delays may be on our clinical trials.] In addition, even if sites are initiating and actively recruiting, we may face difficulties recruiting or retaining patients in our clinical trials if patients are affected by the virus or are unable to or fearful of visiting or traveling to our clinical trial sites because of the outbreak. For example, some locations such as the UK and Germany are experiencing periods of government lockdown, hospital staff re-deployment to COVID-19 patients and/or prioritization of COVID-19-related clinical trials. [In addition, our supplier of the laboratory kits used to collect biologic samples in our clinical trials is experiencing, and may continue to experience supply chain issues due to the increased demand for kits associated with the pandemic. An inability to obtain such laboratory kits could result in delays in initiating certain sites and patient enrollment, as investigators may be hesitant to initiate patients in our clinical trials without the trial-specific sample collection kits, [as well as an increased risk of potential data loss from enrolled patients. Prolonged delays or closure to enrollment in our trials or patient discontinuations could have a material adverse impact on our clinical trial plans and timelines. In addition, our ability to collect and verify data requested of patients enrolled in our clinical trials during this pandemic is being impacted to varying degrees by COVID-19. Clinical trial data collection continues for each of our clinical trials but at a slower pace, and with challenges and interruptions in data collection, including, in some instances, disruption of collection of complete study data. This could have a material adverse impact on our data quality and analysis. In addition, clinical trial sites may be unable or unwilling to initiate a new trial if factors relevant to the pandemic render this impracticable.  These COVID-19 related issues may prolong the time required to conduct our ongoing clinical trials, and/or impact the quality of the data obtained from one or more of these studies.

The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that would adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

Additionally, the impact of the COVID-19 outbreak in Massachusetts has resulted in capacity limitations at our facilities and laboratory. Any prolonged capacity limitations or future facility closures may substantially impact our discovery and translational activities and may delay the experimentation needed to identify novel product candidate targets, prosecute such targets, identify development candidates for such targets and identify biomarkers that inform the potential clinical development paths for such targets.  Furthermore, any negative impact that the outbreak has on the ability of our contract research organizations to deliver data sets and execute on experimentation could cause substantial delays for our discovery activities and materially impact our ability to fuel our pipeline with new product candidates.

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

Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. We have not yet completed a pivotal clinical trial of any product candidate. Clinical trials may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may cause delays in the approval or rejection of an application. As a result of these factors, it is more difficult for us to predict the time and cost of product candidate development, and we cannot predict whether the application of our epigenetic platform, or any similar or competitive epigenetic platforms, will result in the development and regulatory approval of any products. There can be no assurance that any development problems we experience in the future related to our epigenetics platform or any of our research programs will not cause significant delays or unanticipated costs, or that such development problems can be solved.

In addition, adverse developments in preclinical studies or clinical trials conducted by others of epigenetic product candidates or adverse events in patients treated with epigenetic products may cause the FDA or other regulatory agencies to require modifications to clinical trials of epigenetic product candidates, revise the requirements for approval of epigenetic product candidates or limit the use of epigenetic products, any of which could materially harm our business. Moreover, there have been significant adverse side effects in clinical trials of epigenetic product candidates of our competitors. For example, with respect to our EZH2 programs, one competitor reported that some patients in its Phase 1 clinical trial of an EZH2 inhibitor had developed secondary hematological malignancies following treatment. This same company previously reported that in the course of the preclinical safety studies of its EZH2 inhibitor, it had observed the development of lymphoma in juvenile rats at higher doses than the labeled dose for adult humans. We have no clinical data from our studies to date to suggest that patients are likely to experience similar side effects with our product candidates that inhibit EZH2. However, due to concerns regarding hematological malignancies, the FDA previously inquired about our plans for typical long-term toxicology studies of CPI-1205, and required that we include the development of a rare leukemia as a potential risk in the informed consent for our CPI-1205 and CPI-0209 trials. The FDA required us to update the investigator’s brochure and informed consent for our trials of CPI-1205 and the investigator’s brochure and the study protocol for CPI-0209 to include the risk of the development of T-cell lymphoma.

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

With respect to our BET inhibitor program, non-clinical studies have confirmed that pelabresib has the potential to be genotoxic, or damaging to DNA.  We do not currently believe that the finding will have an impact on our clinical development plans for pelabresib in MF; however, we cannot guarantee that such finding will not do so in this indication or in any others. As previously disclosed, following our initial discussions with the FDA, we have updated our investigator brochure and informed consent form for pelabresib to include information about the findings of the genotoxicity studies.

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

All of our product candidates are still in development.  We are currently developing pelabresib for the treatment of myelofibrosis, or MF, in Phase 2 and Phase 3 clinical trials and conducting a Phase 1/2 clinical trial for our second generation EZH2 inhibitor CPI-0209. Additional product candidates are still in preclinical development. We previously announced that we will not be advancing CPI-1205 beyond the ongoing clinical trial. We have invested substantially efforts and financial resources in our integrated epigenetics platform to discover and develop new drugs that selectively modulate gene expression that may lead to the killing or reprogramming of cancer cells or result in anti-tumor immune activity. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials are being impacted.  See the Risk Factor above entitled “The ongoing COVID-19 pandemic may affect our ability to conduct our ongoing clinical trials, delay the initiation of planned and future clinical trials, disrupt regulatory activities, or have other adverse effects on our business and operations.  In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital.” Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We are conducting MANIFEST-2, our pivotal Phase 3 clinical trial of pelabresib in combination with ruxolitinib, which is marketed by Incyte, Inc., and is currently approved to treat intermediate or high-risk MF, for the treatment of intermediate or high risk MF patients not previously treated with ruxolitinib.  We are also conducting a Phase 2 clinical trial of pelabresib as a monotherapy or in combination with ruxolitinib in intermediate or high-risk MF patients ineligible for, intolerant to, or refractory to, ruxolitinib. We may commence additional clinical trials of our product candidates in combination with other approved therapeutics. We may also seek to develop our product candidates in combination with other therapeutics in the future.

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

If the FDA revokes its approval of any of these therapeutics, we will not be able to continue clinical development of or market pelabresib or any other product candidate in combination with such revoked therapeutic. If safety or efficacy issues arise with these or any other therapeutics that we seek to combine with our product candidates in the future, we may experience significant regulatory delays, and the FDA may require us to redesign or terminate the applicable clinical trials. Moreover, if these therapeutics were to receive regulatory approval in combination with a different therapeutic in any indication for which we are pursuing approval, such approval could impact the feasibility and design of any subsequent clinical trials that we may seek to conduct evaluating pelabresib or any other product candidate in combination with such therapeutic. If manufacturing, cost or other issues result in a supply shortage of this therapeutic or any other combination therapeutics, we may not be able to complete clinical development of pelabresib on our current timeline or at all, or any other product candidate we may develop in the future.

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

Even if pelabresib, or any other product candidate, were to receive regulatory approval and be commercialized for use in combination with ruxolitinib or another therapeutic, we would continue to be subject to the risk that the FDA could revoke its approval of such therapeutic, that safety, efficacy, manufacturing, cost or supply issues could arise with one of these therapeutic agents, or that the current standard of care may be replaced. This could result in pelabresib or any such other product candidate, if approved, being removed from the market or being less successful commercially.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in June 2020, we announced that we plan to discontinue development of CPI-1205 after completion of ProSTAR and to prioritize further clinical development of CPI-0209. The decision was based on a  review of ProSTAR data, which we determined did not demonstrate the definitive signal of activity necessary to advance the program into pivotal studies in mCRPC. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

We do not have a sales or marketing infrastructure and are beginning to build our team with experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales, marketing and distribution organization, either ourselves or through collaborations or other arrangements with third parties.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer and hematologic diseases, including many large pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapies that work by targeting epigenetic mechanisms, including through BET and EZH2 inhibition, such as AbbVie Inc., AstraZeneca PLC, BMS, Boehringer Ingelheim, CellCentric Ltd, Daiichi Sankyo Company, Eli Lilly & Company, Epizyme, Inc., GlaxoSmithKline plc, Incyte, Inc., Novartis AG, Pfizer Inc., Nuvation Bio, TG Therapeutics, and Zenith Epigenetics Ltd.

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

Similarly, we previously reported that we were closely monitoring our pelabresib supply due to potential production shortages with our manufacturers.  In addition, the various manufacturing facilities with which we do business may also be affected by natural disasters, such as floods or fire, or societal disruptions or outbreaks such as the recently identified coronavirus. Further, facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, including as a result of additional required FDA approvals, and may have a material adverse effect on our business.

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

In addition, these third parties may be adversely affected by the COVID-19 pandemic. For instance, we experienced a delay of supply of raw materials necessary to manufacture pelabresib from one of our contract manufacturers in China.  We also experienced a delay of supply of drug substance necessary to manufacture CPI-0209 from one of our contract manufacturers in India. We also experienced a delay in the manufacturing of pelabresib tablets at a manufacturer in the US due to COVID-19 safety policies at the manufacturing site. While these delays have not materially impacted our overall manufacturing supply chain operations to date, and we continue to establish back up sources of supply, any future disruption in the supply chain from the recent COVID-19 outbreak, or any potential future outbreak could have a material adverse impact on our clinical trial plans and business operations.

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

We currently rely on third-party clinical research organizations to conduct our ongoing clinical trials and we anticipate we would rely on third-party clinical research organizations or third-party research collaboratives to conduct future clinical trials. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. For example, in the second quarter of 2020, we experienced a delay in batch release for pelabresib due to an extended testing period to rule out specification impurities.  The matter was resolved and the batch was subsequently released. However, if we had been unable to release this batch of pelabresib, our ability to timely complete the MANIFEST clinical trial may have been materially affected. In addition to our primary supply chain, we currently do not have alternative suppliers established to provide secondary sources of bulk starting materials and drug substance. If our current contract manufacturers or sources of drug substance cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

We may utilize collaboration, distribution and other marketing arrangements with third parties to develop and commercialize pelabresib, CPI-0209 and/or any other product candidates for which we seek to obtain marketing approval in markets outside the United States. We also may enter into arrangements with third parties to perform these services in the United States if we do not establish our own sales, marketing and distribution capabilities in the United States for our product candidates or if we determine that such third-party arrangements are otherwise beneficial. We also may seek third-party collaborators for development and commercialization of other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to any proprietary technology and product candidates we develop, including pelabresib and CPI-0209. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our technologies and product candidates that are important to our business and by in-licensing intellectual property related to such technologies and product candidates. If we are unable to obtain or maintain patent protection with respect to any proprietary technology or product candidate, our business, financial condition, results of operations and prospects could be materially harmed. In particular, we do not own or in-license any patented intellectual property related to our epigenetics platform. Accordingly, we may not be able to prevent third parties from developing and commercializing a similar platform or technology to compete with us.

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

Furthermore, our owned and in-licensed patents may be subject to a reservation of rights by one or more third parties. For example, the research resulting in certain of our in-licensed patent rights and technology was funded in part by the U.S. government. As a result, the government may have certain rights, such as march-in rights, to such patent rights and technology. When new technologies are developed with government funding, the government generally obtains certain rights in any resulting patents, including a non-exclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. In addition, our rights in such inventions may be subject to certain requirements to manufacture products embodying such inventions substantially in the United States. Any exercise by the government of such rights could harm our competitive position, business, financial condition, results of operations, and prospects. In addition, under the Research, Development and Commercialization Agreement, or the LLS Agreement, with The Leukemia & Lymphoma Society, or LLS, we are required to use commercially reasonable efforts to research, develop and commercialize pelabresib. If we fail to meet the foregoing obligation, then, under certain circumstances, LLS may terminate the LLS Agreement and may exercise the exclusive, sublicensable and worldwide license we granted LLS in and to certain of our intellectual property to develop and commercialize pelabresib.

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

We are party to license and funding agreements that impose, and we may enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. For example, under the LLS Agreement, we are required to use commercially reasonable efforts to research, develop and commercialize pelabresib. If we fail to meet the foregoing obligation, then, under certain circumstances, LLS may terminate the LLS Agreement and may exercise the exclusive, sublicensable and worldwide license we granted LLS in and to certain of our intellectual property to develop and commercialize pelabresib. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party clinical research organizations or other third-party consultants or vendors to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product or not make it commercially viable.

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

Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.  The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States. For example, in November 2019, we received FDA orphan drug designation for pelabresib for the treatment of myelofibrosis, and in February 2020 we received EMA orphan drug designation for pelabresib for the treatment of myelofibrosis.

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

A Fast Track or Breakthrough Therapy designation by the FDA may not lead to a faster development or regulatory review or approval process and does not assure FDA approval of our product candidates.

If a product candidate is intended for the treatment of a serious or life-threatening condition and the product candidate demonstrates the potential to address unmet medical need for this condition, the sponsor may apply to the FDA for fast track designation. We received Fast Track designation for pelabresib for the treatment of myelofibrosis in November 2018, and we may seek Fast Track designation for some of our additional product candidates. In addition, an applicant may seek designation of its product as a breakthrough therapy, which is a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.

The FDA has broad discretion with respect to whether or not to grant these designations to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a fast track or breakthrough therapy designation does not necessarily mean a faster regulatory review process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. As a result, while we may seek and receive these designations for our product candidates, we may not experience a faster development process, review or approval compared to conventional FDA procedures. In addition, the FDA may withdraw these designations if it believes that the designation is no longer supported by data from our clinical development program.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement.  The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA.  Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020.  On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA.  A ruling by the U.S. Supreme Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden issued a new Executive Order that directs fedefral agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States.  To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products.  To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction.  It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration.  Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers.  The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care organizations. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.  We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

In countries outside of the United States, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.

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

As of February 19, 2021, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they could substantially impact matters submitted to our stockholders for approval, as well as our management and affairs.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from July 18, 2018 to February 19, 2021, the closing price of our common stock ranged from a high of $49.79 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

As a public company, we incur, and as we are no longer an emerging growth company, we will further incur, significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more expensive for us to obtain director and officer liability insurance.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently occupy approximately 47,546 square feet of office space in Cambridge, Massachusetts under a lease that originally expired in June 2023. We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available as and when needed. In November 2020, we executed an amendment to update the termination of the current lease to 60 days after commencement date of new lease.

In November 2020, we executed a lease in Watertown, Massachusetts (the “new lease”) with ARE-MA Region No. 75, LLC, a Delaware limited liability company (the “Landlord”), effective as of November 13, 2020, pursuant to which we will lease approximately 79,155 square feet of office and laboratory space located at 100 Talcott Street in Watertown, Massachusetts (the “New Premises”), which will commence on or around December 24, 2021, with a term of 10 years.

Item 3. Legal Proceedings.

At each reporting date, we evaluate whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. We expense as incurred the costs related to such legal proceedings. We are not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of December 31, 2020.

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

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, or SEC, for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or Securities Act of 1933, as amended, or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The graph set forth below compares the cumulative total stockholder return on our shares between July 19, 2018 (the date of our initial public offering) and December 31, 2020, with the cumulative total return of (a) the Nasdaq Biotechnology Index and (b) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on July 19, 2018 in our common shares, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends, if any. The graph assumes our closing sales price on July 19, 2018 of $11.50 per share as the initial value of our common shares and not the initial offering price to the public of $15.00 per share. The comparisons shown in the graph below are based upon historical data. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Comparison of Total Return Among Constellation Pharmaceuticals, Inc., the Nasdaq Composite Index and the Nasdaq Biotechnology Index

Constellation Pharmaceuticals, Inc., the Nasdaq Composite Index, And the Nasdaq Biotechnology Index
(Performance Results Through 12/31/2020)
$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
Jul 2018
Dec 2018
Dec 2019
Dec 2020
Constellation Pharmaceuticals, Inc.
the Nasdaq Composite Index
the Nasdaq Biotechnology Index

Holders of Our Common Stock

As of February 19, 2021, there were approximately 62 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name.

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

Item 6. Selected Financial Data

We are not required to provide the information required under this item, as defined in the SEC Release No. 33-10890 (SEC amendment to item 301), which eliminates the requirement for selected financial data.

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

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules impacting these targets to selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity. We have used our epigenetics platform to discover and design our wholly owned product candidates, pelabresib (CPI-0610), which inhibits bromodomain and extra terminal domain, or BET, proteins, and CPI-0209, which inhibits the enhancer of zeste homolog 2, or EZH2, protein. We continue to leverage this platform and our clinical experience to develop these product candidates and to discover and develop additional product candidates, as well as generating development candidates acting against distinct classes of epigenetic regulators. Our vision is to become a fully integrated hematology and oncology pharmaceutical company, with a broad pipeline of development and discovery programs.

Pelabresib (CPI-0610) – BET Inhibitor

Our lead product candidate, pelabresib, is a small molecule designed to promote anti-tumor activity by specifically inhibiting the bromodomain function of BET proteins, which normally enhance target gene expression. We are currently conducting two clinical trials of pelabresib.  We recently initiated MANIFEST-2, a global, double-blinded, randomized, pivotal Phase 3 clinical trial of pelabresib in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) as compared to placebo with ruxolitinib in Janus-kinase-1/2 (“JAK”)-inhibitor-naïve patients with primary myelofibrosis (“MF”).  In this study, we plan to enroll approximately 310 JAK-inhibitor-naïve patients.

Additionally, we are continuing to enroll patients in the second line arms of MANIFEST, our ongoing open-label Phase 2 clinical trial of pelabresib both as a monotherapy and in combination with ruxolitinib in patients with MF. In this trial, we are treating patients who are JAK inhibitor-naïve, a first-line (“1L”) setting, as well as patients who are refractory to or intolerant of, or have had a sub-optimal response to, ruxolitinib, a second-line (“2L”) setting.  Patient enrollment in the 1L setting has completed at approximately 80 patients.

In December 2020, we presented preliminary clinical and translational data for pelabresib as a monotherapy and in combination with ruxolitinib at the Annual Meeting of the American Society of Hematology, based on a September 29, 2020 data cutoff, that reflected an analysis of 63 1L patients and 94 2L or later patients. We believe that these preliminary data from MANIFEST suggest that pelabresib has the potential to offer meaningful benefits beyond the current standard of care in MF and may have disease-modifying effects.

EZH2 Inhibitor

CPI-0209

CPI-0209 is a small molecule designed to promote anti-tumor activity by specifically inhibiting EZH2, an enzyme that suppresses target gene expression. We designed CPI-0209, which is a second-generation EZH2 inhibitor, to achieve comprehensive coverage of EZH2 to potentially enable deeper, more rapid, and more durable tumor regression, as well as to demonstrate improved metabolic properties compared with first-generation EZH2 inhibitors. We believe that CPI-0209 has the potential to be a best-in-class EZH2 inhibitor for use in a broad range of cancer types and to expand the addressable patient populations beyond those that have been targeted by first-generation EZH2 inhibitors.  We are currently conducting the Phase 1 dose escalation portion of a Phase 1/2 clinical trial of CPI-0209 in solid tumors. After determining the recommended Phase 2 dose as monotherapy, we intend to pursue monotherapy expansion arms in selected solid tumor and hematologic indications with a biomarker enrichment strategy.

CPI-1205

CPI-1205 is our first-generation EZH2 inhibitor.  In June 2020, we announced that we plan to discontinue development of CPI-1205 after completion of ProSTAR and to prioritize further clinical development of CPI-0209.  ProSTAR is a Phase 1b/2 clinical study evaluating CPI-1205 combined with enzalutamide or abiraterone in patients with metastatic castration-resistant prostate cancer (mCRPC).  The decision was based on a recent review of ProSTAR data, which did not demonstrate the definitive signal of activity necessary to advance the program into pivotal studies in mCRPC. We intend to present a full data set from ProSTAR at a future medical meeting.

COVID-19 Pandemic

The ongoing COVID-19 pandemic has affected and will continue to affect our business and operations.  The section below provides an update of the impact of the COVID-19 pandemic on our business and operations.

Clinical trial execution. Patient safety remains paramount in the execution of our clinical trials. Patient enrollment in MANIFEST began to slow toward the end of first quarter of 2020, and several sites informed us that they temporarily halted enrollment due to the pandemic. We have utilized recent regulatory guidance and provisions of the clinical trial protocol that provide potential flexibility in the time and place of data collection. We have had incidences of incomplete data collection in the MANIFEST clinical trial. To date, we have not seen a substantial impact due to COVID-19 pandemic on MANIFEST-2 or our Phase 1 clinical trial for CPI-0209. We will continue to monitor the effects of the COVID-19 pandemic on all of our ongoing clinical trials.

Manufacturing and Supply. We have experienced some disruption in our supply chain from our suppliers due to COVID-19. We experienced a brief delay in the third quarter in the manufacturing of pelabresib tablets at a manufacturer in the United States due to COVID-19 safety policies at the manufacturing site. We are not currently experiencing supply chain disruptions in manufacturing for any of our product candidates. Our laboratory kit supplier is experiencing, and may continue to experience, supply chain issues due to the increased demand for kits associated with the pandemic.

Offices. Our laboratory facilities are currently operating at reduced capacity, and mandated safety protocols are in place. The majority of our non-laboratory personnel currently work remotely.

Financial Overview

To date, we have financed our operations primarily through sales of our preferred stock, payments received in connection with collaboration and research agreements, borrowings under loan agreements, and sales of our common stock in public and private offerings.

Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the years ended December 31, 2020, 2019, and 2018, we reported a net loss of $126.4 million, $85.6 million and $59.9 million, respectively. As of December 31, 2020, we had an accumulated deficit of $445.7 million. We expect to continue to incur significant expenses and increasing operating losses for at least the next several years. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct our MANIFEST-2 trial and continue our MANIFEST trial, and conduct our Phase 1/2 clinical trial of CPI-0209;
•	advance our clinical-stage product candidates from mid-stage into later-stage trials;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $421.4 million. We believe that our cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. Through December 31, 2018, we had received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of our research and development expenses. There was no additional funding received in the year ended December 31, 2019 and 2020, respectively.

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

Loss on extinguishment of debt

The loss on extinguishment of debt was pertained to the write-off of unamortized debt issuance costs and debt discount related to the payoff of Hercules loan.

Interest Expense

Interest expense consists of interest expense on borrowings under the Hercules Loan Agreement, which we paid off in November 2020, as well as amortization of debt discount and debt issuance costs.

Income Taxes

Since our inception, we have not recorded any income tax benefits for the net losses we have incurred in each year or for our research and development tax credits, as we believe, based upon the weight of available evidence, that it is more likely than not that all of our net operating loss carryforwards and tax credits will not be realized. As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards of $440.5 million and $439.5 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2028. As of December 31, 2020, we also had U.S. federal and state research and development tax credit carryforwards of $19.5 million and $5.5 million, respectively, which begin to expire in 2028 and 2025, respectively. We have recorded a full valuation allowance against our net deferred tax assets at each balance sheet date.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development	$95,501	$66,459	$29,042
General and administrative	29,346	19,596	9,750
Total operating expenses	124,847	86,055	38,792
Loss from operations	(124,847)	(86,055)	(38,792)
Other income (expense):
Interest income	2,851	2,644	207
Gain on disposal of equipment	41	—	41
Loss on extinguishment of debt	(1,501)	—	(1,501)
Interest expense	(2,862)	(2,115)	(747)
Total other income (expense), net	(1,471)	529	(2,000)
Loss before income taxes	(126,318)	(85,526)	(40,792)
Income tax expense	39	24	15
Net loss	$(126,357)	$(85,550)	$(40,807)

Research and Development Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Direct research and development expenses by program:
pelabresib	$37,321	$15,462	$21,859
CPI-0209	7,607	3,604	4,003
CPI-1205	5,924	16,806	(10,882)
Preclinical pipeline	5,831	3,522	2,309
Unallocated expenses:
Personnel related (including stock-based compensation)	29,912	18,425	11,487
Laboratory supplies and consumables	2,589	2,392	197
Facility related and other	6,317	6,248	69
Total research and development expenses	$95,501	$66,459	$29,042

Research and development expenses were $95.5 million for the year ended December 31, 2020 compared to $66.5 million for the year ended December 31, 2019. The overall increase was primarily due to increased expenses in our pelabresib program. The increase in costs related to our pelabresib program was primarily due to increased costs in process chemistry expenses, increased enrollment in our MANIFEST trial and startup expenses for our MANIFEST-2 trial in the third quarter of 2020. The increase in costs related to our CPI-0209 program was primarily due to the increase in patient enrollment in our Phase 1 trial and increased process chemistry expenses. The decrease in costs related to our CPI-1205 program was primarily due to lower expenses in our ProSTAR due to the maturity of the trial, decreased costs related to process chemistry expenses and the end of our ORIOnE trial in 2019.

The increase in personnel related costs was primarily due to overall increase in headcount in our research and development function in 2020. Personnel related costs for year ended December 31, 2020 and 2019 included stock-based compensation expense of $8.9 million and $2.7 million, respectively.

General and Administrative Expenses

	Year Ended December 31,
	2020	2019	Change
	(in thousands)
Personnel related (including stock-based compensation)	$17,801	$11,232	$6,569
Professional and consultant fees	6,375	4,265	2,110
Facility related and other	5,170	4,099	1,071
Total general and administrative expenses	$29,346	$19,596	$9,750

General and administrative expenses for the year ended December 31, 2020 were $29.3 million, compared to $19.6 million for the year ended December 31, 2019. The increase in personnel related costs was primarily due to increased headcount and increased stock-based compensation expense in 2020. Personnel related costs for the years ended December 31, 2020 and 2019 included stock-based compensation expense of $5.8 million and $4.2 million, respectively. Professional and consultant fees increased due to supporting our growing operations, future commercialization and marketing activities. The increase in facility related and other costs was primarily due to increased insurance costs.

Other Income (Expense)

Interest Income

Interest income increased to $2.9 million for the year ended December 31, 2020 from $2.6 million for year ended December 31, 2019 due to interest income associated with our higher balance of marketable securities.

Loss on extinguishment of debt

The loss on extinguishment of debt was approximately $1.5 million during the year ended December 31, 2020 and pertained to the write-off of unamortized debt issuance costs and debt discount related to the payoff of Hercules loan.

Interest Expense

Interest expense was $2.9 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively, consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement, which we paid off in November 2020.

Income Tax Expense

Income tax expense was less than $0.1 million for the year ended December 31, 2020 consisted of income tax accrued for the interest income associated with our marketable securities.

Comparison of the Years Ended December 31, 2019 and 2018

A discussion of changes in our results of operations during the year ended December 31, 2019 compared to the year ended December 31, 2018 has been omitted from this Annual Report on Form 10-K, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 11, 2020, which discussion is incorporated herein by reference and which is available free of change on the SEC’s website at http://www.sec.gov.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. Through December 31, 2020, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements, borrowings under loan agreements, and proceeds from sales of public and private offerings of our common stock. On June 19, 2020, we completed a public offering of an aggregate of 5,500,000 shares of our common stock and received net proceeds of approximately $180.7 million. As of December 31, 2020, we had cash, cash equivalents and marketable securities of $421.4 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash used in operating activities	$(111,424)	$(72,248)	$(48,823)
Cash used in investing activities	(208,901)	(49,609)	(476)
Cash provided by financing activities	152,494	341,597	147,670
Net increase (decrease) in cash, cash equivalents and restricted cash	$(167,831)	$219,740	$98,371

Operating Activities

During the year ended December 31, 2020, operating activities used $111.4 million of cash, primarily resulting from our net loss of $126.4 million and changes in operating assets and liabilities of $2.4 million, partially offset by net non-cash expenses of $17.4 million. Net cash used by changes in operating assets and liabilities for the year ended December 31, 2020 consisted primarily of a $4.9 million increase in other assets and a $4.1 million increase in prepaid expenses and other current assets, partially offset by a $4.1 million increase in accrued expenses and other current liabilities, and a $2.5 million increase in accounts payable.

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

Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $208.9 million, primarily due to purchases of marketable securities totaling $580.3 million and purchases of property and equipment totaling $0.9 million, offset by proceeds from maturities and sales of marketable securities totaling $372.3 million.

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

During the years ended December 31, 2018, net cash used in investing activities was $0.5 million, due to purchases of marketable securities and purchases of property and equipment. The purchases of property and equipment related to equipment and software purchases to expand our discovery activities.

Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $152.5 million, consisting primarily of net proceeds from our common stock offering of $180.7 million, proceeds from exercises of stock options of $3.9 million, partially offset by the repayment of our previously outstanding borrowings under our Loan Agreement of $32.2 million, representing principal payments of $30.0 million, an end-of-term payment of $1.9 million, and a prepayment charge of $0.3 million.

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

Loan and Security Agreement

On March 20, 2019, we entered into the Loan Agreement with Hercules, under a term loan facility, pursuant to which we could borrow up to $40.0 million. We had borrowed $30.0 million under the Loan Agreement. The term loan bore interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provided for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $0.3 million upon closing and were required to pay a fee of 6.35% of the aggregate advances under the Loan Agreement at maturity.

On November 3, 2020, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses owed under the Loan Agreement, in an aggregate amount of approximately $32.2 million.

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

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $421.4 million. We believe that our cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating lease commitment (1)	$4,465	$3,880	$585	$—	$—
Total	$4,465	$3,880	$585	$—	$—
(1)

Amounts in table reflect payments due for our current lease of office and laboratory space in Cambridge, Massachusetts under an amendment of operating lease agreement that expires in February 2021. In November 2020, we executed a lease for a ten-year term to move our Cambridge, Massachusetts operations to a new facility in Watertown, Massachusetts, commencing in December 2021. The table above includes the lease payments associated with our current lease but no future lease payments associated with the new facility as the commencement date of the new lease is not anticipated until December 2021.

We enter into contracts in the normal course of business with CROs, CMOs and other third parties for clinical trials, preclinical research studies and testing and manufacturing services. These contracts do not contain minimum purchase commitments and are cancelable by us upon prior written notice. Payments due upon cancellation consist only of payments for services provided or expenses incurred, including noncancelable obligations of our service providers, up to the date of cancellation. These payments are not included in the preceding table as the amount and timing of such payments are unknown or uncertain at December 31, 2020.

The LLS Agreement requires us to make certain milestone payments to LLS, that could total up to $25.0 million in aggregate, upon our receipt of payments associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. We have not included future payments under this agreement in the table of contractual obligations above as the achievement of these milestones is currently not probable.

We have also entered into license agreements with third parties, which are in the normal course of business. We have not included future payments under these agreements in the table of contractual obligations above since obligations under these agreements are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones, or royalties on net product sales. As of December 31, 2020, we do not include liabilities with respect to these agreements as the Company has not yet generated product sales and the achievement of certain milestones is not probable.

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

Accrued and prepaid Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued and prepaid research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advance payments. We make estimates of our accrued expenses as of each balance sheet date in the financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of the estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

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

Stock-based Compensation

We measure stock-based awards granted to employees and directors and eligible non-employees based on their fair value on the date of the grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. We use the straight-line method to record the expense of awards with service-based vesting conditions. We use the graded-vesting method to record the expense of awards with both service-based and performance-based vesting conditions, commencing when achievement of the performance condition becomes probable.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As of December 31, 2020, we had cash, cash equivalents and marketable securities of $421.4 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2020, 2019 and 2018.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Constellation Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Constellation Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Accrued and Prepaid Research and Development Expenses
Description of the Matter

The Company’s accrued costs for research and development expenses totaled $10.7 million at December 31, 2020, including accruals related to clinical trials, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2020 but not paid as of that date. In addition, the Company’s prepaid expenses were $7.2 million which included amounts that were paid in advance of services incurred pursuant to clinical trials. As discussed in Note 2 to the consolidated financial statements, when evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the preclinical studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates are made in determining the accrued balances at the end of any reporting period. The Company is required to estimate such accruals using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet as accrued or prepaid research and development expenses.

Auditing the Company’s accrued and prepaid research and development expenses was complex, as certain of the amounts are based on estimates of the level of service performed and the associated costs incurred by service providers. Furthermore, due to the duration of the Company’s ongoing clinical trials, as well as the related manufacturing activity, and the timing of invoices received from third parties, the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over accrued and prepaid research and development expenses, including assessing management’s controls over the significant judgments and estimates regarding costs incurred or level of effort expended by service providers.

To evaluate the accrued and prepaid research and development expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates made by management to estimate the recorded accruals and prepayments. To test the significant judgments and estimates, we corroborated the progress of research and development activities through discussion with the Company’s research and development personnel that oversee the research and development projects and inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. In addition, we reviewed estimates of costs incurred to date provided to the Company from third parties. We also analyzed fluctuations in accruals by vendor and by trial throughout the period subject to audit, evaluated the costs incurred per trial, site and/or patient for reasonableness and tested subsequent invoices received from third parties.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Boston, Massachusetts

February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Constellation Pharmaceuticals, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Constellation Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Constellation Pharmaceuticals, Inc. (and subsidiaries) (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 24, 2021

Constellation Pharmaceuticals, Inc.

Consolidated Balance Sheets

(In Thousands, Except Share and Per Share Amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$163,693	$334,332
Marketable securities	257,755	49,602
Prepaid expenses and other current assets	7,161	3,055
Total current assets	428,609	386,989
Property and equipment, net	1,497	971
Restricted cash	3,233	425
Operating lease, right-of-use assets	3,541	10,745
Other assets	4,974	—
Total assets	$441,854	$399,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,853	$7,278
Accrued expenses and other current liabilities	17,051	12,915
Current portion of lease liabilities - operating lease	3,644	2,562
Total current liabilities	30,548	22,755
Long-term debt, net of current portion and discount	—	29,642
Operating lease liabilities, net of current portion	582	8,759
Other long-term liabilities	—	390
Total liabilities	31,130	61,546
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at December 31, 2020 and 2019, respectively; 47,744,486 and 41,719,039 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	5	4
Additional paid-in capital	856,460	656,973
Accumulated other comprehensive loss	3	(6)
Accumulated deficit	(445,744)	(319,387)
Total stockholders' equity	410,724	337,584
Total liabilities and stockholders' equity	$441,854	$399,130

The accompanying notes are an integral part of these consolidated financial statements.

Constellation Pharmaceuticals, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In Thousands, Except Share and Per Share Amounts)

	Years Ended December 31,
	2020	2019	2018
Operating expenses:
Research and development	$95,501	$66,459	$48,769
General and administrative	29,346	19,596	12,475
Total operating expenses	124,847	86,055	61,244
Loss from operations	(124,847)	(86,055)	(61,244)
Other income (expense):
Interest income	2,851	2,644	1,547
Gain on disposal of equipment	41	—	—
Loss on extinguishment of debt	(1,501)	—	—
Interest expense	(2,862)	(2,115)	(228)
Total other income (expense), net	(1,471)	529	1,319
Loss before income taxes	(126,318)	(85,526)	(59,925)
Income tax expense	39	24	—
Net loss	$(126,357)	$(85,550)	$(59,925)
Net loss per share attributable to common stockholders, basic and diluted	$(2.81)	$(3.04)	$(5.00)
Weighted average common shares outstanding, basic and diluted	44,890,425	28,151,763	11,984,293

Comprehensive loss:
Net loss	$(126,357)	$(85,550)	$(59,925)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	9	(6)	—
Total other comprehensive gain (loss)	9	(6)	—
Comprehensive loss	$(126,348)	$(85,556)	$(59,925)

The accompanying notes are an integral part of these consolidated financial statements.

Constellation Pharmaceuticals, Inc.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In Thousands, Except Share Amounts)

						Accumulated
	Convertible Preferred Stock				Additional	Other		Total
	(Series A, B, D, E, E-1 and F)		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Gain (loss)	Deficit	Equity (Deficit)
Balances at December 31, 2017	118,867,177	$173,228	962,898	$—	$8,079	$—	$(173,912)	$(165,833)
Issuance of Series F convertible preferred stock, net of issuance costs of $144	99,750,000	99,606	—	—	—	—	—	—
Conversion of convertible preferred stock into common stock upon closing of the initial public offering	(218,617,177)	(272,834)	20,501,927	2	272,832	—	—	272,834
Conversion of preferred stock warrants to common stock warrants upon closing of initial public offering	—	—	—	—	364	—	—	364
Issuance of common stock sold in initial public offering, net of underwriting discounts, commissions and offering costs	—	—	4,000,000	1	52,162	—	—	52,163
Repayment of promissory notes issued upon early exercise of unvested options	—	—	229,357	—	290	—	—	290
Stock-based compensation expense	—	—	—	—	3,952	—	—	3,952
Vesting of common stock issued upon early exercise of unvested options	—	—	664	—	4	—	—	4
Exercise of common stock warrant	—	—	51,032	—	79	—	—	79
Stock option exercises	—	—	57,257	—	230	—	—	230
Net loss	—	—	—	—	—	—	(59,925)	(59,925)
Balances at December 31, 2018	—	—	25,803,135	3	337,992	—	(233,837)	104,158
Issuance of common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—	15,161,563	1	307,026	—	—	307,027
Stock-based compensation expense	—	—	—	—	6,910	—	—	6,910
Vesting of common stock issued upon early exercise of unvested options	—	—	340	—	—	—	—	—
Exercise of common stock warrant	—	—	7,919	—	—	—	—	—
Stock option exercises	—	—	746,082	—	5,045	—	—	5,045
Unrealized loss on marketable securities	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(85,550)	(85,550)
Balances at December 31, 2019	—	—	41,719,039	4	656,973	(6)	(319,387)	337,584
Issuance of common stock sold in equity offerings, net of underwriting discounts, commissions and offering costs	—	—	5,500,000	1	180,726	—	—	180,727
Stock-based compensation expense	—	—	—	—	14,786	—	—	14,786
Stock option exercises	—	—	495,340	—	3,928	—	—	3,928
Exercises of common stock warrants	—	—	30,107	—	47	—	—	47
Unrealized gain on marketable securities	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(126,357)	(126,357)
Balances at December 31, 2020	—	$—	47,744,486	$5	$856,460	$3	$(445,744)	$410,724

The accompanying notes are an integral part of these consolidated financial statements.

Constellation Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(In Thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(126,357)	$(85,550)	$(59,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	644	758	562
Stock-based compensation expense	14,786	6,910	3,952
Non-cash interest expense	675	507	45
Amortization and accretion on marketable securities	(148)	(698)	—
Change in fair value of preferred stock warrant liability	—	—	110
Gain on disposal of equipment	(41)	—	—
Loss on extinguishment of debt	1,501	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,106)	(232)	(1,393)
Operating lease, right-of-use assets	3,701	3,308	—
Accounts payable	2,521	1,733	2,751
Accrued expenses and other current liabilities	3,966	4,177	5,184
Operating lease liabilities	(3,592)	(3,161)	—
Deferred rent	—	—	(127)
Other assets	(4,974)	—	18
Net cash used in operating activities	(111,424)	(72,248)	(48,823)
Cash flows from investing activities:
Purchases of marketable securities	(580,330)	(114,685)	—
Purchases of property and equipment	(946)	(699)	(476)
Proceeds from sale of property and equipment	41	—	—
Proceeds from maturities and sales of marketable securities	372,334	65,775	—
Net cash used in investing activities	(208,901)	(49,609)	(476)
Cash flows from financing activities:
Proceeds from common stock offerings, net of underwriting discounts and commissions	180,727	307,027	55,801
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	99,606
Proceeds from issuance of long-term debt	—	29,650	—
Payment of debt issuance costs	—	(125)	—
Payments on long-term debt, including final payment	(32,208)	—	(4,698)
Proceeds from repayment of promissory notes issued upon early exercise of stock options	—	—	290
Payments of initial public offering costs	—	—	(3,638)
Proceeds from issuance of common stock upon stock option exercises	3,928	5,045	230
Proceeds from exercises of common stock warrants	47	—	79
Net cash provided by financing activities	152,494	341,597	147,670
Net increase (decrease) in cash, cash equivalents and restricted cash	(167,831)	219,740	98,371
Cash, cash equivalents and restricted cash at beginning of period	334,757	115,017	16,646
Cash, cash equivalents and restricted cash at end of period	$166,926	$334,757	$115,017

Supplemental disclosure of cash flow information:
Interest paid	$2,187	$1,387	$105
Income taxes paid	$24	$1	$—

Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$224	$—	$180
Vesting of common stock subject to repurchase	$—	$—	$4

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

The Company has incurred recurring losses since inception, including net losses of $126.4 million, $85.6 million and $59.9 million for the year ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, the Company had an accumulated deficit of $445.7 million. The Company expects to continue to generate operating losses in the foreseeable future. As of February 24, 2021, the Company expects that its cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements through at least 12 months from the issuance date of the financial statements.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Management considers many factors in selecting appropriate financial accounting policies and controls, and in developing the estimates and assumptions that are used in the preparation of these consolidated financial statements. Management must apply significant judgment in this process. In addition, other factors may affect estimates, including expected business and operational changes, sensitivity and volatility associated with the assumptions used in developing estimates, and whether historical trends are expected to be representative of future trends. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are periodically reviewed considering changes in circumstances, facts and historical experience. Actual results may differ from the Company’s estimates. Estimates are used in the following areas: prepaid and accrued research and development expenses, operating lease assets and liabilities, and stock-based compensation expenses.

Concentrations of credit risk and of significant suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains most of its cash and cash equivalents at two accredited financial institutions in amounts that exceed federally insured limits. Cash equivalents are invested in an institutional money market fund. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. An impairment loss would be recognized in loss from operations when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020, 2019, or 2018.

The Company reduced the useful life for certain furniture and fixtures and leasehold improvements and therefor accelerated depreciation due to the lease amendment signed in November 2020 (see Note 11).

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

The Company’s cash equivalents are carried at fair value, determined according to the fair value hierarchy described above (see Note 3).

Segment information

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the development of novel therapeutics in the field of epigenetics. All of the Company’s tangible assets are held in the United States.

Revenue recognition

On January 1, 2018, the Company adopted the new revenue standard, which amended revenue recognition principles and provides a single, comprehensive set of criteria for revenue recognition within and across all industries (“ASC 606”). The Company recognizes revenue from contracts with customers under FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company does not currently have any transactions that fall within the scope of ASC 606. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company will perform the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company will account for a contract with a customer that is within the scope of ASC 606 when all of the following criteria are met: (i) the arrangement has been approved by the parties and the parties are committed to perform their respective obligations, (ii) each party’s rights regarding the goods or services to be transferred can be identified, (iii) the payment terms for the goods or services to be transferred can be identified, (iv) the arrangement has commercial substance and (v) collection of substantially all of the consideration to which the Company will be entitled in exchange for the goods or services that will be transferred to the customer is probable.

The Company estimates the transaction price based on the amount of consideration the Company expects to be received for transferring the promised goods or services in the contract. The consideration may include both fixed consideration and variable consideration. For each arrangement that includes variable consideration, the Company evaluates the amount of the potential payments and the likelihood that the payments will be received. The Company utilizes either the most likely amount method or expected value method to estimate the transaction price based on which method better predicts the amount of consideration expected to be received. If it is probable that a significant revenue reversal would not occur, the variable consideration is included in the transaction price.

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

Collaboration agreements

The Company analyzes its collaboration arrangements to assess whether they are within the scope of Topic 808 to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards that are dependent on the commercial success of such activities. To the extent the arrangement is within the scope of ASC 808, the Company assesses whether aspects of the arrangement between the Company and its collaboration partner are within the scope of other accounting literature, including ASC 606.

If it is concluded that some or all aspects of the arrangement represent a transaction with a customer, the Company will account for those aspects of the arrangement within the scope of ASC 606. Pursuant to ASC 606, a customer is a party that has contracted with an entity to obtain goods or services that are an output of the entity’s ordinary activities in exchange for consideration. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services.

ASC 808 provides guidance for the presentation and disclosure of transactions in collaborative arrangements, but it does not provide recognition or measurement guidance. Therefore, if the Company concludes a counterparty to a transaction is not a customer or otherwise not within the scope of ASC 606, the Company considers the guidance in other accounting literature, including the guidance in ASC 606, as applicable or by analogy to account for such transaction. The classification of transactions under the Company’s arrangements is determined based on the nature and contractual terms of the arrangement along with the nature of the operations of the participants.

In July 2012, the Company entered into a Research, Development and Commercialization Agreement (the “LLS Agreement”) with the Leukemia & Lymphoma Society (“LLS”) pursuant to which LLS committed to provide financial support (the “Funding”) to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. The Company concluded that the LLS Agreement was within the scope of the accounting guidance for collaboration arrangements (see Note 13). Due to the co-funded nature of the payments and the Company’s assessment that it did not have a vendor/customer relationship with LLS, the Company recognized the nonrefundable payments received under the agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project.

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

Accrued and prepaid Research and Development expenses

The Company has entered into various research and development contracts with companies both inside and outside of the United States. These agreements are generally cancelable, and related payments are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected on the consolidated balance sheet as accrued or prepaid research and development expenses.

The Company records accruals for estimated ongoing research and development costs. When evaluating the adequacy of the accrued liabilities and/or prepaid expenses, the Company analyzes progress of the preclinical studies or clinical trials, including the phase or completion of events, invoices received and contracted costs. Significant judgments and estimates, based on information, including actual costs incurred or level of effort expanded, as provided by its vendors, are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ from the Company’s estimates. The Company’s historical accrual estimates have not been materially different from the actual costs.

Patent costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-based compensation

The Company measures stock-based awards granted to employees, directors and non-employees based on the fair value on the date of grant using the Black-Scholes option-pricing model. Compensation expense for those awards is recognized over the requisite service period, which is generally the vesting period of the respective award. The straight-line method of expense recognition is applied to all awards with service-only conditions, while the graded vesting method is applied to all grants with both service and performance conditions. The Company records the expense for stock-based compensation awards subject to performance-based milestone vesting when management determines that achievement of the milestone is probable. Management evaluates when the achievement of a performance-based milestone is probable based on the expected satisfaction of the performance conditions as of the reporting date.

The Company classifies stock-based compensation expense in the consolidated statements of operations and comprehensive loss in the same manner, in which the award recipient’s salary and related costs are classified or in which the award recipient’s service payments are classified, as applicable.

Marketable Securities

All highly liquid investments with maturities of three months or less at the date of purchase are classified as cash equivalents.

The Company’s investments in marketable debt securities have been classified and accounted for as available-for-sale. The Company classifies its marketable debt securities as either short-term or long-term based on each instrument’s underlying contractual maturity date. Unrealized gains and losses on marketable debt securities classified as available-for-sale are recognized in other comprehensive income/(loss) (“OCI”).

The Company’s investments in marketable equity securities are classified based on the nature of the securities and their availability for use in current operations. The Company’s marketable equity securities are measured at fair value with gains and losses recognized in other income/(expense), net (“OI&E”).

The cost of securities sold is determined using the specific identification method.

Comprehensive loss

The Company’s only element of other comprehensive income (loss) is unrealized gains and losses on available-for-sale marketable securities.

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

As of December 31, 2020, the Company classified $3.2 million as restricted cash related to a letter of credit issued as a security deposit in connection with Company's lease of its corporate office facilities (Note 11). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$163,693	$334,332
Restricted cash	3,233	425
Cash, cash equivalents and restricted cash	$166,926	$334,757

Net income (loss) per share

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

In periods in which the Company reports a net loss attributable to common stockholders, diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders, since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive. The Company reported a net loss attributable to common stockholders for the years ended December 31, 2020, 2019 and 2018.

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

3. Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$163,693	$—	$—	$163,693
	$163,693	$—	$—	$163,693
Marketable securities:
Corporate debt securities	$—	$52,531	$—	$52,531
Commercial paper	—	99,865	—	99,865
U.S. Government debt securities	—	105,359	—	105,359
Total	$—	$257,755	$—	$257,755

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$303,345	$—	$—	$303,345
Commercial paper	—	8,986	—	8,986
Corporate debt securities	—	2,001	—	2,001
Reverse Repurchase Agreements (RRAs)	—	20,000	—	20,000
	$303,345	$30,987	$—	$334,332
Marketable securities:
Corporate debt securities	$—	$12,748	$—	$12,748
Commercial paper	—	26,808	—	26,808
U.S. Government debt securities	—	10,046	—	10,046
Total	$—	$49,602	$—	$49,602

Money market funds were valued by the Company using quoted prices in active markets for similar securities, which represent a Level 1 measurement within the fair value hierarchy. The fair value of Level 2 instruments classified as cash equivalents and marketable debt securities were determined through third-party pricing services.

During the years ended December 31, 2020 and 2019, there were no transfers between Level 1, Level 2 and Level 3.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of December 31, 2020 and 2019, respectively (in thousands):

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$52,529	$6	$(4)	$52,531
Commercial paper	99,865	—	—	99,865
U.S. Government debt securities	105,358	6	(5)	105,359
Total marketable securities	$257,752	$12	$(9)	$257,755

	December 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$12,753	$—	$(5)	$12,748
Commercial paper	26,808	—	—	26,808
U.S. Government debt securities	10,047	—	(1)	10,046
Total marketable securities	$49,608	$—	$(6)	$49,602

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory equipment	$5,741	$5,411
Computer equipment and computer software	1,612	1,567
Furniture and fixtures	345	330
Leasehold improvements	624	466
	8,322	7,774
Less: Accumulated depreciation and amortization	(6,825)	(6,803)
	$1,497	$971

Depreciation and amortization expense were $0.6 million, $0.8 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, 2019, the Company disposed of property and equipment with a gross book value and accumulated depreciation of $0.6 million, $1.2 million and less than $0.1 million, respectively.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued employee compensation and benefits	$5,545	$4,527
Accrued external research and development expense	10,698	7,707
Accrued professional fees	467	184
Other	341	497
	$17,051	$12,915

7. Collaboration and Research Agreements

Leukemia & Lymphoma Society

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through December 31, 2018, the Company received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense. There was no additional funding received in the year ended December 31, 2019 and 2020.

The LLS Agreement requires the Company to make payments to LLS upon the Company’s achievement of specified milestones that could total up to $25.0 million in aggregate. The financial statements as of December 31, 2019 and 2020 do not include liabilities with respect to this agreement as the achievement of the specified milestones is not probable (see Note 13).

8. Debt

On March 20, 2019, the Company entered into the Loan Agreement with Hercules, under a term loan facility, pursuant to which the Company could borrow up to $40.0 million. The Company had borrowed $30.0 million, and its right to borrow the remaining $10.0 million has expired. The term loan bore interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provided for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, the Company paid a fee of $0.3 million upon closing and was required to pay a fee of 6.35% of the aggregate amount of advances under the Loan Agreement at maturity. At its option, the Company could elect to prepay all or a portion of the outstanding advances by paying the entire principal balance (or a portion thereof) and all accrued and unpaid interest thereon plus a prepayment charge equal to the following percentage of the principal amount being prepaid: 2% if an advance was prepaid during the first 12 months following the applicable advance date, 1% if an advance was prepaid after 12 months but prior to 24 months following the applicable advance date, and 0.5% if an advance was prepaid any time after 24 months following the applicable advance date but prior to the Maturity Date.  In connection with the Loan Agreement, the Company granted Hercules a security interest in all of its personal property then owned or thereafter acquired, excluding intellectual property (but including the rights to payment and proceeds from the sale, licensing or disposition of intellectual property), and a negative pledge on intellectual property. The Loan Agreement also contained certain events of default, representations, warranties and non-financial covenants of the Company.

On November 3, 2020, the Company repaid all amounts due under the Loan Agreement, including $30.0 million in principal repayments, $1.9 million related to a 6.35% fee due at maturity or prepayment, and $0.3 million related to a 1% prepayment fee. Upon prepayment of the outstanding amounts, the Company recorded a loss on extinguishment of debt of $1.5 million, which was classified as other expense in the consolidated statements of operations and comprehensive loss.

As of December 31, 2019, notes payable consisted of the following (in thousands):

December 31, 2019
Principal amount of term loans	$30,000
Debt discount current portion	—
Less: Current portion	—
Long-term debt, net of current portion	30,000
Debt discount net of current portion	(358)
Long-term debt, net of discount and current portion	$29,642

There were no notes payable outstanding as of December 31, 2020.

9. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of December 31, 2020 and 2019, respectively. The authorized preferred stock was classified under stockholders’ equity at December 31, 2020 and 2019.

Common Stock

As of December 31, 2020, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In August 2019, the Company entered into an Open Market Sale AgreementSM (the “Open Market Sales Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. At its option, the Company may sell shares of common stock through Jefferies as its sales agent, with any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Jefferies Sales Agreement. In the third quarter of 2019, the Company began to issue and sell securities under the Jefferies Sales Agreement. No shares of common stock were sold during the year ended December 31, 2020.

Equity Offering

On June 19, 2020, the Company completed a follow-on public equity offering, whereby it sold 5,500,000 shares of its common stock at a public offering price of $35.00 per share. The aggregate net proceeds received by the Company from the offering were approximately $180.7 million, net of underwriting discounts and commissions and offering expenses payable by the Company.

Warrants to Purchase

The Company has outstanding warrants to purchase common stock as follows:

			Number of Common Shares Issuable under Warrant as of December 31,
Issuance Date	Term (in years)	Exercise Price	2020	2019
May 23, 2011	10	$1.55	31,761	61,868
June 28, 2013	10	$13.22	7,569	—
September 30, 2014	10	$13.22	15,139	22,708
			54,469	84,576

During the year ended December 31, 2020, 30,107 warrants were exercised.

10. Stock-based Compensation

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan was 3,025,101. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or any predecessor plan such as the 2008 Equity Incentive Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. As of December 31, 2020, 1,731,516 shares remained available for future issuance under the 2018 Plan. On January 1, 2021, 1,909,779 additional shares became automatically available for issuance under the 2018 Plan pursuant to the annual increase described above.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan which became effective on July 18, 2018. A total of 272,504 shares of common stock were reserved for issuance under this plan. The number of shares reserved shall be annually increased on each January 1 thereafter through January 1, 2028 by the least of (i) 545,008 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. As of December 31, 2020, no offering periods have commenced, and 689,694 shares remained available for future issuance under the 2018 Plan. On January 1, 2021, 477,445 additional shares became automatically available for issuance under the 2018 Employee Stock Purchase Plan pursuant to the annual increase described above.

Stock option valuation

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model. The expected volatility has been measured based on a combination of the Company’s historical stock volatility since its July 2018 IPO and the historical volatility of our publicly traded peer companies. The Company expects in fiscal 2024 to solely utilize its historical stock volatility as it will have adequate historical data regarding the volatility of its traded stock price following the July 2018 IPO. For options with service-based vesting conditions, the expected term of the Company’s stock options has been determined utilizing the simplified method as prescribed by the SEC Staff Accounting Bulletin No. 107, Share-Based Payment, for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to nonemployees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the fair value of stock options granted to employees and directors:

	Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.92%	2.30%	2.79%
Expected volatility	81.34%	82.21%	81.06%
Expected dividend yield	—	—	—
Expected term (in years)	6.05	6.03	6.05

The following table summarizes the Company’s option activity since December 31, 2019:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	4,211,068	$8.95	8.39	160,689
Granted	1,812,582	32.25
Exercised	(495,340)	7.93
Forfeited	(197,393)	16.93
Outstanding as of December 31, 2020	5,330,917	$16.68	8.06	$74,259
Vested and expected to vest as of December 31, 2020	5,330,917	$16.68	8.06	$74,259
Options exercisable as of December 31, 2020	2,179,197	$10.69	7.33	$41,141

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had strike prices lower than the fair value of the Company’s common stock. The aggregate intrinsic value of stock options exercised during the years ended December 31, 2020, 2019, and 2018 were $13.5 million, $17.7 million, and $0.2 million, respectively.

The weighted average grant-date fair value of awards granted during each of the years ended December 31, 2020, 2019, and 2018, were $32.25, $7.63 and $6.66 per share, respectively.

As of December 31, 2020, there were outstanding unvested service-based stock options held by non-employees for the purchase of 7,322 shares of common stock.

Stock-based compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2020	2019	2018
Research and development expenses	$8,943	$2,703	$1,668
General and administrative expenses	5,843	4,207	2,284
Total	$14,786	$6,910	$3,952

As of December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $41.9 million, which is expected to be recognized over a weighted average period of 2.86 years.

11. Leases

The Company has leases for office and laboratory space.  The Company occupies approximately 47,546 square feet of office and laboratory space in Cambridge, Massachusetts under a lease (the “current lease) that originally expired June 30, 2023.

The Company also executed an amendment to update the term of the current lease to 60 days after commencement date of new lease.

In November 2020, the Company executed a lease in Watertown, Massachusetts (the “new lease”), which will commence around December 2021 upon taking control of the asset. The new lease has a term of 10 years. The Company has the option to extend the term by five years. The base rent is $5.6 million per year, subject to an increase of 3.0%, and the Company is subject to reduced rent for the first nine months. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. In connection with the facility lease, the Company has secured a letter of credit for $2.8 million which renews automatically each year. Since the Company does not obtain the control of the premise until around December 2021, the Company determined that the lease commencement date, for accounting purposes, was not reached and therefore the lease is not included in the Company’s operating lease right-of-use asset or operating lease liabilities as of December 31, 2020.

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

•	The Company use its incremental borrowing rate to calculate the present value of its lease payments, as the implicit rates in its leases are not readily determinable.

As of December 31, 2020, assets under current lease were $3.5 million.  The elements of lease expense were as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Lease cost:
Operating lease cost	$3,981	$3,735
Sublease income	(220)	(199)
Total Lease cost	3,761	3,536

Other information:
Operating cash flows used for operating leases	$3,592	$3,161
Operating lease liabilities arising from obtaining
right-of-use assets	$4,226	$11,321
Weighted-average remaining lease term in years	1.1	3.5
Weighted-average discount rate	10.37%	10.37%

Future minimum lease payments under the operating lease as of December 31, 2020 are as follows (in thousands), excluding the new lease:

Year Ending December 31,
2021	$3,880
2022	585
$4,465
Present value adjustment	(239)
Present value of lease liabilities	$4,226

Future minimum lease payments under the operating lease as of December 31, 2019 are as follows (in thousands):

Year Ending December 31,
2020	$3,592
2021	3,881
2022	3,997
2023	2,033
$13,503
Present value adjustment	(2,182)
Present value of lease liabilities	$11,321

12. Income Taxes

During the years ended December 31, 2020, and 2019, the Company recorded $39.0 thousand, and $24.0 thousand income tax expense, respectively for the net operating losses incurred or for the research and development tax credits generated in each year due to its uncertainty of realizing a benefit from those items. The $39.0 thousand and $24.0 thousand recorded in 2020 and 2019 represent state income taxes. The company did not record income tax expense for the year ended December 31, 2018.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory income tax rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.7	7.4	6.2
Federal and state research and development tax credit	6.6	4.7	4.1
Permanent items	1.2	3.3	(0.3)
Other	(0.1)	—	(0.1)
Change in deferred tax asset valuation allowance	(35.4)	(36.4)	(30.9)
Effective income tax rate	0.0%	0.0%	0.0%

Net deferred tax assets consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$120,270	$86,575
Research and development tax credit carryforwards	23,841	15,611
Depreciation and amortization	94	73
Other	6,998	6,154
Total deferred tax assets	151,203	108,413
Valuation allowance	(150,236)	(105,478)
Deferred tax liabilities:	$967	$2,935
Right of use assets	(967)	(2,935)
Total deferred tax liabilities	$(967)	$(2,935)

As of December 31, 2020, the Company had U.S. federal and state net operating loss carryforwards of $440.5 million and $439.5 million, respectively, which may be available to offset future income tax liabilities. Federal net operating loss carryforwards of $168.9 million will expire at various dates from 2028 to 2037.  $271.6 million of the federal net operating loss can be carried forward indefinitely.  State net operating loss carryforwards of $439.5 million will expire at various dates from 2030 to 2039.  As of December 31, 2020, the Company had federal orphan drug credits of approximately $4.7 million which begin to expire in 2039.  As of December 31, 2020, the Company also had U.S. federal and state research and development tax credit carryforwards of $14.8  million and $5.5 million, respectively, which may be available to offset future income tax liabilities and begin to expire in 2028 and 2025, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company completed several financings through December 31, 2011, which resulted in ownership changes in excess of 50%. The Company prepared an analysis to determine the effect of the ownership change limitation on its ability to utilize its net operating loss and tax credit carryforwards, and concluded that as a result of ownership changes that occurred during 2008, there are restrictive limitations on approximately $1.9 million of the Company’s net operating loss carryforwards and approximately $0.1 million of the Company’s tax credit carryforwards. These limitations are reflected in the Company’s net operating loss carryforwards and tax credit carryforwards presented herein. Subsequent ownership changes may further affect the limitation in future years. The Company has not completed a study to assess whether a change of control has occurred since 2011 due to the significant complexity and cost associated with such a study. If the Company has experienced a change of control, as defined by Section 382, at any time since 2011, utilization of the net operating loss carryforwards or research and development tax credit carryforwards generated since 2011 would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards or research and development tax credit carryforwards before utilization. Further, until an additional study is completed by the Company and any limitation is known, no amounts are being presented as an uncertain tax position. In addition, the Company generated research credits but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would result in an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize all of the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the deferred tax assets as of December 31, 2020 and 2019. Management reevaluates the positive and negative evidence at each reporting period.

Changes in the valuation allowance for deferred tax assets during the years ended December 31, 2020, 2019 and 2018 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards in 2020, 2019 and 2018, and were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Valuation allowance as of beginning of year	$105,478	$74,353	$55,813
Increases recorded to income tax provision	44,758	31,125	18,540
Valuation allowance as of end of year	$150,236	$105,478	$74,353

As of December 31, 2020, 2019 and 2018, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2020, 2019, and 2018, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts had been recognized in the Company’s statements of operations and comprehensive loss. The Company files income tax returns in the United States and Massachusetts. The federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2016 through December 31, 2019. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service or state taxing authorities to the extent utilized in a future period. No federal or state tax audits are currently in process.

13. Commitments and Contingencies

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of December 31, 2020, 2019 and 2018, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of December 31, 2020, 2019 and 2018, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of December 31, 2020, and 2019.

Legal Proceedings

The Company is not currently party to any material legal proceedings. At each reporting date, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of FASB ASC Topic 450, Contingencies. The Company did not have contingency reserves established for any litigation liabilities as of December 31, 2020 or 2019.

14. Net Loss and Net Loss Per Share

Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(126,357)	$(85,550)	$(59,925)
Net loss attributable to common stockholders	$(126,357)	$(85,550)	$(59,925)

Denominator:
Weighted average common shares outstanding, basic and diluted	44,890,425	28,151,763	11,984,293

Net loss per share attributable to common stockholders, basic and diluted	$(2.81)	$(3.04)	$(5.00)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	December 31,
	2020	2019	2018
Warrants for the purchase of common stock	54,469	84,576	95,930
Options to purchase common stock	5,330,917	4,211,068	3,779,403
Total	5,385,386	4,295,644	3,875,333

15. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.6 million, $0.4 million and $0.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

16. Selected Quarterly Financial Data (unaudited)

The following table contains selected consolidated quarterly financial information from 2020 and 2019. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(In thousands, except share and per share data)
Total operating expenses	$25,983	$29,587	$33,378	$35,899
Total other income (expense), net	554	(142)	(398)	(1,485)
Net loss	$(25,444)	$(29,753)	$(33,776)	$(37,384)
Net loss per share attributable to common stockholders, basic and diluted	$(0.61)	$(0.70)	$(0.71)	$(0.79)
Weighted average common shares outstanding, basic and diluted	41,765,635	42,589,415	47,534,964	47,612,703

	Three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except share and per share data)
Total operating expenses	$20,106	$20,841	$21,051	$24,057
Total other income (expense), net	680	74	(98)	(127)
Net loss	$(19,426)	$(20,767)	$(21,149)	$(24,208)
Net loss per share attributable to common stockholders, basic and diluted	$(0.75)	$(0.80)	$(0.82)	$(0.69)
Weighted average common shares outstanding, basic and diluted	25,804,595	25,809,556	25,829,105	35,086,817

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework)(COSO). Based on its assessment, our management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young, LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report, which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in the section captioned “Corporate Governance Matters” and the subsections thereof, “Nominees for Election as Class III Directors,” “Class I Directors,” “Class III Directors,” “Information about our Executive Officers,”  and “Delinquent Section 16(a) Reports,” in our definitive proxy statement to be filed with the Securities and Exchange Commission (“SEC”) with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Related Person Transactions,” “Policies and Procedures for Related Person Transactions” and “Board Determination of Independence” in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” and the subsection thereof in our definitive proxy statement to be filed with the SEC with respect to our 2021 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1)	Consolidated Financial Statements

See Index to Consolidated Financial Statements at Item 8 herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

	Description of Exhibit	Incorporated by Reference
Exhibit Number		Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38584	7/23/2018	3.1
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-38584	7/23/2018	3.2
4.1	Specimen Stock Certificate evidencing the shares of common stock	S-1	333-225822	6/22/2018	4.1
4.2	Description of Securities	10-K	001-38584	3/10/2020	4.2
10.1	Fifth Amended and Restated Investor Rights Agreement, dated as of March 22, 2018, by and among the Registrant and the other parties thereto	S-1	333-225822	6/22/2018	10.1
10.2+	Amended and Restated 2008 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on June 22, 2018)	S-1	333-225822	6/22/2018	10.2
10.3+	Form of Incentive Stock Option Agreement under the 2008 Stock Incentive Plan	S-1	333-225822	6/22/2018	10.3
10.4+	Form of Nonstatutory Stock Option Agreement under the 2008 Stock Incentive Plan	S-1	333-225822	6/22/2018	10.4
10.5+	2018 Equity Incentive Plan	S-1	333-225822	6/22/2018	10.5
10.6+	Form of Stock Option Agreement under the 2018 Equity Incentive Plan	S-1	333-225822	6/22/2018	10.6
10.7+	2018 Employee Stock Purchase Plan	S-1	333-225822	6/22/2018	10.7
10.8+	Summary of Non-Employee Director Compensation Program	S-1	333-225822	6/22/2018	10.8
10.9†	Research, Development and Commercialization Agreement, dated as of July 31, 2012, by and between the Registrant and The Leukemia & Lymphoma Society, as amended	S-1	333-225822	6/22/2018	10.10
10.10	Warrant to purchase shares of Series B preferred stock issued on June 28, 2013 by the Registrant to Oxford Finance LLC	S-1	333-225822	6/22/2018	10.12
10.11	Warrant to purchase shares of Series B preferred stock issued on September 30, 2014 by the Registrant to Oxford Finance LLC	S-1	333-225822	6/22/2018	10.14
10.12	Warrant to purchase shares of Series B preferred stock issued on September 30, 2014 by the Registrant to Oxford Finance LLC	S-1	333-225822	6/22/2018	10.15

10.13	Form of Common Stock Purchase Warrant, dated May 24, 2011	S-1	333-225822	6/22/2018	10.16
10.14	Lease Agreement, dated as of February 5, 2010, by and between the Registrant and ARE-MA Region No. 38 LLC, as amended	S-1	333-225822	6/22/2018	10.17
10.15+	Letter Agreement, dated March 13, 2017, by and between the Registrant and Jigar Raythatha	S-1	333-225822	6/22/2018	10.18
10.16+	Letter Agreement, dated August 30, 2017, by and between the Registrant and Emma Reeve	S-1	333-225822	6/22/2018	10.19
10.17+	Consulting Agreement, dated as of July 15, 2017, by and between the Registrant and Dr. James Audia	S-1	333-225822	6/22/2018	10.23
10.18+	Offer Letter, dated as of June 8, 2020, by and between the Registrant and Jeffrey S. Humphrey	10-Q	001-38584	8/5/2020	10.2
10.19+	Amended and Restated Change in Control Severance Plan	S-1	333-225822	6/22/2018	10.21
10.20+	Consulting Agreement, dated as of June 22, 2020, by and between the Registrant and Oncology Drug Development, LLC	10-Q	001-38584	8/5/2020	10.1
10.21+	Form of Indemnification Agreement between the Registrant and each of its Executive Officers and Directors	S-1	333-225822	6/22/2018	10.24
10.22	Fifth Amendment to Lease, dated as of June 17, 2019, between the Registrant and ARE-MA Region No. 38, LLC	10-Q	001-38584	8/07/2019	10.1
10.23	Securities Purchase Agreement, dated October 1, 2019, by and among the Company and the other parties thereto.	8-K	001-38584	10/1/2019	10.1
10.24	Registration Rights Agreement, dated October 1, 2019, by and among the Company and the other parties thereto	8-K	001-38584	10/1/2019	10.2
10.25	Lease, dated as of November 13, 2020, between the Registrant and ARE-MA Region No. 75, LLC					*
21.1	Subsidiaries of the Registrant					*
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm					*
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					*

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
*	Filed herewith

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSTELLATION PHARMACEUTICALS, INC

Date: February 24, 2021	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jigar Raythatha	President and Chief Executive Officer. Director	February 24, 2021
Jigar Raythatha	(Principal Executive Officer)

/s/ Emma Reeve	Chief Financial Officer	February 24, 2021
Emma Reeve	(Principal Financial and Accounting Officer)

/s/ Mark A. Goldsmith	Chairman of the Board	February 24, 2021
Mark A. Goldsmith, M.D., Ph.D.

/s/ James E. Audia	Director	February 24, 2021
James E. Audia, Ph. D

/s/ Scott Braunstein	Director	February 24, 2021
Scott Braunstein, M.D.
/s/ Steven L. Hoerter	Director	February 24, 2021
Steven L. Hoerter

/s/ Richard Levy	Director	February 24, 2021
Richard Levy, M.D.
/s/ Elizabeth G. Tréhu	Director	February 24, 2021
Elizabeth G. Tréhu, M.D.