Form 10-Q
period 2021-03-31
CONSTELLATION PHARMACEUTICALS INC
filed 2021-05-10
CIK 1434418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 47,914,690 shares of common stock, $0.0001 par value per share, outstanding.

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
•

the impact of the COVID-19 pandemic on our ability to initiate sites and enroll and monitor patients in our clinical trials, collect data, secure needed supplies, initiate new clinical trials, meet our current milestones and timeline, and continue to successfully execute on our plans and operations.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section entitled “Risk Factors” that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures, or investments that we may make or enter into.

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

Risk Factor Summary:

•

We have incurred significant operating losses since our inception. Our net loss was $40.1 million for the three months ended March 31, 2021, $126.4 million for the year ended December 31, 2020. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

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

•

The ongoing COVID-19 pandemic has affected, and may continue to affect, our ability to conduct our clinical trials, including delays in site initiation and patient enrollment as well as incomplete data collection at some sites. It may also disrupt regulatory activities or have other adverse effects on our business and operations.

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

•

We are currently pursuing the development of pelabresib in combination with ruxolitinib, which is marketed by Incyte, Inc. If the FDA revokes approval of ruxolitinib or any other therapeutic that we develop product candidates in combination with, or if safety, efficacy, manufacturing or supply issues arise with ruxolitinib or any therapeutic that we use in combination with one of our product candidates in the future, we may be unable to further develop and/or market our product candidate or we may experience significant regulatory delays or supply shortages, and our business could be materially harmed.

•

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, and the market opportunity for any of our product candidates, if approved, may be smaller than we estimate.

•

We face substantial competition with respect to our current product candidates and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, which may result in others discovering, developing or commercializing products before or more successfully than we do.

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

Constellation Pharmaceuticals, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$113,983	$163,693
Marketable securities	268,097	257,755
Prepaid expenses and other current assets	7,868	7,161
Total current assets	389,948	428,609
Property and equipment, net	1,667	1,497
Restricted cash	3,233	3,233
Operating lease, right-of-use assets	2,811	3,541
Other assets	5,000	4,974
Total assets	$402,659	$441,854

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,519	$9,853
Accrued expenses and other current liabilities	17,456	17,051
Current portion of lease liabilities - operating lease	3,365	3,644
Total current liabilities	25,340	30,548
Operating lease liabilities, net of current portion	—	582
Total liabilities	25,340	31,130
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized at March 31, 2021 and December 31, 2020; 47,913,147 and 47,744,486 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	863,132	856,460
Accumulated other comprehensive gain (loss)	(2)	3
Accumulated deficit	(485,816)	(445,744)
Total stockholders' equity	377,319	410,724
Total liabilities and stockholders' equity	$402,659	$441,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$30,784	$20,075
General and administrative	9,442	5,908
Total operating expenses	40,226	25,983
Loss from operations	(40,226)	(25,983)
Other income (expense):
Interest income	154	1,404
Interest expense	—	(850)
Total other income (expense), net	154	554
Loss before income taxes	(40,072)	(25,429)
Income tax expense	—	15
Net loss	$(40,072)	$(25,444)
Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(0.61)
Weighted average number of common shares used in net loss per share attributable to common stockholders, basic and diluted	47,838,738	41,765,635
Comprehensive loss:
Net loss	$(40,072)	$(25,444)
Other comprehensive loss:
Unrealized loss on marketable securities	(5)	(84)
Total other comprehensive loss	$(5)	$(84)
Comprehensive loss	$(40,077)	$(25,528)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2020	47,744,486	$5	$856,460	$3	$(445,744)	$410,724
Stock-based compensation expense	—	—	5,437	—	—	5,437
Exercise of common stock warrants	14,165	—	—	—	—	—
Stock option exercises	154,496	—	1,235	—	—	1,235
Unrealized loss on marketable securities	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(40,072)	(40,072)
Balances at March 31, 2021	47,913,147	$5	$863,132	$(2)	$(485,816)	$377,319

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2019	41,719,039	$4	$656,973	$(6)	$(319,387)	$337,584
Stock-based compensation expense	—	—	2,559	—	—	2,559
Stock option exercises	103,025	—	911	—	—	911
Unrealized loss on marketable securities	—	—	—	(84)	—	(84)
Net loss	—	—	—	—	(25,444)	(25,444)
Balances at March 31, 2020	41,822,064	$4	$660,443	$(90)	$(344,831)	$315,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

.

CONSTELLATION PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(40,072)	$(25,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	202	147
Stock-based compensation expense	5,437	2,559
Non-cash interest expense	—	202
Amortization and accretion on marketable securities	370	(156)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(707)	238
Operating lease, right-of-use assets	824	642
Accounts payable	(5,386)	(3,720)
Accrued expenses and other current liabilities	575	60
Operating lease liabilities	(955)	(558)
Other assets	(26)	—
Net cash used in operating activities	(39,738)	(26,030)
Cash flows from investing activities:
Purchase of marketable securities	(123,118)	(135,161)
Purchases of property and equipment	(490)	(38)
Proceeds from maturities and sales of marketable securities	112,401	16,450
Net cash used in investing activities	(11,207)	(118,749)
Cash flows from financing activities:
Proceeds from issuance of common stock upon stock option exercises	1,235	911
Net cash provided by financing activities	1,235	911
Net decrease in cash, cash equivalents and restricted cash	(49,710)	(143,868)
Cash, cash equivalents and restricted cash at beginning of period	166,926	334,757
Cash, cash equivalents and restricted cash at end of period	$117,216	$190,889

Supplemental disclosure of cash flow information:
Interest paid	$—	$648
Supplemental disclosure of noncash investing and financing information:
Purchases of property and equipment included in accounts payable and accrued expenses	$106	$5

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

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business. Since inception, the Company has funded its operations with the proceeds of sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and proceeds from sales of its common stock in public and private offerings.

The Company has incurred losses since inception, including net losses of $40.1 million for the three months ended March 31, 2021, and $126.4 million for the year ended December 31, 2020. As of March 31, 2021, the Company had an accumulated deficit of $485.8 million. The Company expects to continue to generate operating losses in the foreseeable future. Based on the Company’s current operating plan, the Company expects that its cash, cash equivalents and marketable securities at March 31, 2021, will be sufficient to fund its operating expenses and capital expenditure requirements for at least 12 months from the issuance date of the interim financial statements. Management’s belief with respect to its ability to fund operations is based on estimates that are subject to risks and uncertainties. If actual results are different from management’s estimates, the Company may need to seek additional funding sooner than would otherwise be expected. There can be no assurance that the Company will be able to obtain additional funding on acceptable terms, if at all.

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

2. Summary of Significant Accounting Policies

Unaudited Interim Consolidated Financial Information

The accompanying unaudited condensed consolidated financial statements as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim consolidated financial statements. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Constellation Pharmaceuticals, Inc. and its wholly owned subsidiary, Constellation Securities Corporation. All intercompany transactions and balances of the subsidiary have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the Company’s financial position as of March 31, 2021, and results of operations for the three months ended March 31, 2021 and 2020, stockholders’ equity for the three months ended March 31, 2021 and 2020, and cash flows for the three months ended March 31, 2021 and 2020 have been made. The Company’s results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ending December 31, 2021.

Concentrations of Credit Risk and of Significant Suppliers

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains most of its cash, cash equivalents and marketable securities at two accredited financial institutions in amounts that exceed federally insured limits. Cash equivalents are invested in an institutional money market fund. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

As of March 31, 2021, the Company classified $3.2 million as restricted cash related to a letter of credit issued as a security deposit in connection with Company's lease of its corporate office facilities (See Note 10). Cash, cash equivalents and restricted cash consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$113,983	$163,693
Restricted cash	3,233	3,233
Cash, cash equivalents and restricted cash	$117,216	$166,926

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

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, or ASU 2019-12, which includes amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in ASC 740, Income Taxes, or ASC 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC 740 by clarifying and amending existing guidance. The new guidance is effective for the Company for annual periods beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Early adoption of the amendments was permitted. The Company adopted ASU 2019-12 on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial position, results of operations or cash flows.

3. Fair Value of Financial Assets and Liabilities

The following tables present information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$113,983	$—	$—	$113,983
	$113,983	$—	$—	$113,983
Marketable securities:
Corporate debt securities	$—	$46,342	$—	$46,342
Commercial paper	—	126,185	—	126,185
U.S. Government debt securities	—	95,570	—	95,570
Total	$—	$268,097	$—	$268,097

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$163,693	$—	$—	$163,693
	$163,693	$—	$—	$163,693
Marketable securities:
Corporate debt securities	$—	$52,531	$—	$52,531
Commercial paper	—	99,865	—	99,865
U.S. Government debt securities	—	105,359	—	105,359
Total	$—	$257,755	$—	$257,755

Money market funds were valued by the Company using observable inputs that reflect quoted prices for identical assets in active markets. The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments and some cash equivalents within Level 2 of the fair value hierarchy.

During the three months ended March 31, 2021, there were no transfers between Level 1 and Level 2.

4. Marketable Securities

The following table summarizes the Company’s marketable securities as of March 31, 2021, and December 31, 2020, respectively (in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$46,361	$—	$(19)	$46,342
Commercial paper	126,185	—	—	126,185
U.S. Government debt securities	95,553	17	—	95,570
Total marketable securities	$268,099	$17	$(19)	$268,097

	December 31, 2020
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Marketable securities:
Corporate debt securities	$52,529	$6	$(4)	$52,531
Commercial paper	99,865	—	—	99,865
U.S. Government debt securities	105,358	6	(5)	105,359
Total marketable securities	$257,752	$12	$(9)	$257,755

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued employee compensation and benefits	$2,278	$5,545
Accrued external research and development expenses	14,471	10,698
Accrued professional fees	532	467
Other	175	341
	$17,456	$17,051

6. Collaboration Agreement

The Company has a collaboration agreement (the “LLS Agreement”) with the Leukemia and Lymphoma Society, (“LLS”) pursuant to which LLS committed to provide funding to the Company for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by the Company. Through December 31, 2020, the Company received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of research and development expense. There was no additional funding received in the three months ended March 31, 2021.

The LLS Agreement requires the Company to make payments to LLS upon the Company’s achievement of specified milestones that could total up to $25.0 million in aggregate (see Note 11).

7. Debt

On March 20, 2019, the Company entered into a loan agreement with Hercules (the “Loan Agreement”), under a term loan facility, pursuant to which the Company could borrow up to $40.0 million. The Company had borrowed $30.0 million under the Loan Agreement. The term loan bore interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provided for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, the Company paid a fee of $0.3 million upon closing and were required to pay a fee of 6.35% of the aggregate advances under the Loan Agreement at maturity.

On November 3, 2020, the Company repaid in full all principal, accrued and unpaid interest, fees, costs and expenses owed under the Loan Agreement, in an aggregate amount of approximately $32.2 million.

8. Equity

Preferred Stock

The Company has authorized preferred stock amounting to 5,000,000 shares as of March 31, 2021 and December 31, 2020, respectively. The authorized preferred stock was classified under stockholders’ equity at March 31, 2021 and December 31, 2020.

Common Stock

As of March 31, 2021, the Company’s certificate of incorporation, as amended and restated, authorized the Company to issue 200,000,000 shares of common stock, $0.0001 par value per share.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are not entitled to receive dividends, unless declared by the Company’s board of directors. No dividends have been declared or paid by the Company since its inception.

At-the-Market Offering

In August 2019, the Company entered into an Open Market Sale AgreementSM (the “Open Market Sales Agreement”) with Jefferies LLC (“Jefferies”), under which Jefferies may offer and sell, from time to time, shares of common stock having aggregate gross proceeds of up to $50.0 million. At its option, the Company may sell shares of common stock through Jefferies as its sales agent, with any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), or in other transactions pursuant to an effective shelf registration statement on Form S-3. The Company agreed to pay Jefferies a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement. During the three months ended March 31, 2021, the Company did not sell any shares under the Sales Agreement.

Warrants to Purchase Common Stock

The Company has outstanding warrants to purchase common stock as follows:

			Number of Common Shares Issuable under Warrant as of
Issuance Date	Term (in years)	Exercise Price	March 31, 2021	December 31, 2020
May 23, 2011	10	$1.55	16,708	31,761
June 28, 2013	10	$13.22	7,569	7,569
September 30, 2014	10	$13.22	15,139	15,139
			39,416	54,469

In March 2021, the holders of such warrants completed a cashless exercise of the warrants, resulting in the Company’s issuance of 14,165 shares of common stock, whereby 888 shares of common stock were withheld by the Company to pay for the exercise price of the warrants.

9. Stock-Based Compensation

2018 Equity Incentive Plan

In June 2018, the Company’s stockholders approved the 2018 Plan, which became effective on July 18, 2018. The 2018 Plan provides for the grant of incentive stock options, non-qualified options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares initially reserved for issuance under the 2018 Plan was 3,025,101. The number of shares reserved shall be annually increased on January 1, 2019 and each January 1 thereafter through January 1, 2028 by the least of (i) 2,216,368 shares, (ii) 4% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that are expired, forfeited, canceled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, repurchased or are otherwise terminated by the Company under the 2018 Plan or any predecessor plan such as the 2008 Equity Incentive Plan will be added back to the shares of common stock available for issuance under the 2018 Plan. In January 2021, the shares available for issuance under the 2018 Plan were increased by 1,909,779 shares pursuant to the annual increase described above. As of March 31, 2021, 2,189,502 shares remained available for future issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

In June 2018, the Company’s stockholders approved the 2018 Employee Stock Purchase Plan which became effective on July 18, 2018. A total of 272,504 shares of common stock were reserved for issuance under this plan. The number of shares reserved shall be annually increased on each January 1 through January 1, 2028 by the least of (i) 545,008 shares, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of the year or (iii) an amount determined by the Company’s board of directors. In January 2021, the shares available for issuance under the 2018 Plan were increased by 477,445 shares pursuant to the annual increase described above. As of March 31, 2021, no offering periods have commenced, and 1,167,139 shares remained available for future issuance under the 2018 Plan.

Stock Option Issuances

The following is a summary of stock option activity for the three months ended March 31, 2021:

		Weighted	Weighted
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	5,330,917	$16.68	8.06	$74,259
Granted	1,503,006	$34.49
Exercised	(154,496)	$8.00
Forfeited	(51,213)	$10.76
Outstanding as of March 31, 2021	6,628,214	$20.97	8.32	$50,093
Vested and expected to vest as of March 31, 2021	6,628,214	$20.97	8.32	$50,093
Options exercisable as of March 31, 2021	2,332,731	$11.56	7.21	$31,446

During the three months ended March 31, 2021, the Company granted options to employees for the purchase of 1,503,006 shares of common stock with a weighted average exercise price of $34.49 per share and a weighted average grant-date fair value of $22.76 per share.

The Company estimated the fair value of each stock option award using the Black-Scholes option-pricing model based on the following assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.74%	1.46%
Expected volatility	76.22%	82.17%
Expected dividend yield	—	—
Expected term (in years)	6.07	6.06

As of March 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $70.5 million, which is expected to be recognized over a weighted average period of 3.2 years.

Stock-Based Compensation

The Company recorded stock-based compensation expense in the following expense categories of its statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$2,265	$1,006
General and administrative expenses	3,172	1,553
Total	$5,437	$2,559

10. Leases

The Company has leases for office and laboratory space.  The Company occupies approximately 47,546 square feet of office and laboratory space in Cambridge, Massachusetts under a lease (the “Current Lease) that originally expired June 30, 2023.

In November 2020, the Company executed a lease in Watertown, Massachusetts for approximately 79,155 square feet of office and laboratory space (the “New Lease”), which is expected to commence in or around December 2021 upon the Company taking control of the asset. The New Lease has a term of 10 years. The Company has the option to extend the term by five years. The base rent is $5.6 million per year, subject to an increase of 3.0%, and the Company is subject to reduced rent for the first nine months. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. In connection with the facility lease, the Company has secured a letter of credit for $2.8 million which renews automatically each year. Since the Company does not expect to obtain the control of the premises until December 2021, the Company determined that the lease commencement date, for accounting purposes, was not reached and therefore the lease is not included in the Company’s operating lease right-of-use asset or operating lease liabilities as of March 31, 2021.

In connection with entering into the New Lease, in November 2020, the Company also executed an amendment to update the term of the Current Lease to terminate 60 days after the commencement date of the New Lease.

The Company determined that these leases are operating leases.

11. Commitments and Contingencies

Research Agreements

The LLS Agreement requires the Company to make certain milestone payments to LLS, that could total up to $25.0 million in the aggregate, upon the receipt of payments by the Company associated with the licensing or transfer of rights to the related compound (or a product) to a third party, upon first regulatory approval of a product in the U.S., or upon the first regulatory approval of a product in Europe or Japan. As of March 31, 2021, and December 31, 2020, no events have occurred that would require payment of the milestones.

The Company has several in-license agreements with academic organizations. The Company is obligated to pay annual license maintenance fees of less than $0.1 million per year as well as reimburse certain institutions for costs incurred related to the filing, prosecution and maintenance of patent rights licensed under the agreements. In addition, the Company may be obligated to pay contingent milestone payments of up to a maximum of $15.7 million upon the achievement of certain defined events as well as royalties of low single-digit percentages of sales of licensed products. In certain cases, the maximum payments to the academic organizations are capped. If the Company grants any sublicense rights under the license agreements, the Company has agreed to pay a percentage of sublicense fees received by the Company to the licensors. As of March 31, 2021, and December 31, 2020, no events have occurred that would require payment of the milestones, royalties, or sublicense fees.

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and its executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its financial statements as of March 31, 2021 or December 31, 2020.

Legal Proceedings

The Company is not a party to any material legal proceedings and did not have contingency reserves established for any litigation liabilities as of March 31, 2021 or December 31, 2020.

12. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss	$(40,072)	$(25,444)
Net loss attributable to common stockholders	$(40,072)	$(25,444)

Denominator:
Weighted average common shares outstanding, basic and diluted	47,838,738	41,765,635

Net loss per share attributable to common stockholders, basic and diluted	$(0.84)	$(0.61)

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

	March 31,
	2021	2020
Warrants for the purchase of common stock	39,416	84,576
Options to purchase common stock	6,628,214	4,915,393
Total	6,667,630	4,999,969

13. Retirement Plan

The Company has a defined-contribution plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers all employees who meet defined minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. As currently established, the Company is not required to make contributions to the 401(k) Plan. The Company made matching contributions of $0.3 million and $0.2 million for each of the three months ended March 31, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the Risk Factors section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage biopharmaceutical company using our expertise in epigenetics to discover and develop novel therapeutics that address serious unmet medical needs in patients with cancers associated with abnormal gene expression or drug resistance. Our integrated epigenetics platform enables us to validate targets and generate small molecules impacting these targets to selectively modulate gene expression in tumor and immune cells to drive anti-tumor activity. We have used our epigenetics platform to discover and design our wholly owned product candidates, pelabresib (CPI-0610), which inhibits the function of bromodomain and extra terminal domain (“BET”), proteins, CPI-0209, which inhibits the enzymatic function of enhancer of zeste homolog 2 (“EZH2”) protein, and CPI-482, which inhibits the function of the lysine-specific demethylase 1 (“LSD1”) protein. We believe that our approach to targeting the central gene regulatory mechanisms associated with cancer proliferation may enable us to provide therapeutic benefits to cancer patients. Our vision is to become a fully integrated pharmaceutical company with a broad pipeline of hematology and oncology development and discovery programs.

Pelabresib (CPI-0610) – BET Inhibitor

Our lead product candidate, pelabresib, is a small molecule designed to promote anti-tumor activity by specifically inhibiting the bromodomain function of BET proteins, which normally enhance target gene expression. We are currently conducting two clinical trials of pelabresib.  We are enrolling patients and initiated dosing in MANIFEST-2, a global, double-blinded, randomized pivotal Phase 3 clinical trial with pelabresib in combination with ruxolitinib (marketed as Jakafi®/Jakavi®) versus placebo with ruxolitinib in Janus kinase 1/2 (“JAK”)-inhibitor-naïve patients with myelofibrosis (“MF”) who have splenomegaly and symptoms requiring therapy. We plan to enroll approximately 310 JAK-inhibitor-naïve patients. Patients are randomized 1:1 to the pelabresib with ruxolitinib arm or the placebo with ruxolitinib arm. The primary endpoint of the trial is the proportion of patients who achieve a 35% or greater reduction in spleen volume from baseline (referred to as “SVR35”) after 24 weeks of treatment. A key secondary endpoint of the trial is the proportion of patients who achieve a 50% or greater improvement in Total Symptom Score from baseline (referred to as “TSS50”) after 24 weeks of treatment.  Based on our prior discussions with the FDA regarding MANIFEST-2, we believe we need to meet both of these endpoints. The trial protocol includes a mechanism to re-estimate the sample size to ensure sufficient power for both the primary and the key secondary endpoints.  Other endpoints include bone marrow fibrosis grade improvements, duration of transfusion independence, rate of red-blood-cell transfusion for the first 24 weeks, and hemoglobin response.

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

We have also added a cohort (Arm 4) in MANIFEST to evaluate pelabresib as a monotherapy in patients with essential thrombocythemia (“ET”) as a potential opportunity to expand the potential indications for pelabresib. We plan to enroll approximately 20 high-risk, hydroxyurea-resistant or-intolerant patients with ET in this arm. ET is a myeloproliferative disorder that can progress to MF and that is characterized by excessive production of blood platelets, fatigue, lightheadedness, headaches, vision changes, and an increased risk of blood clots.  The primary endpoint of this arm of the trial will be Complete Hematological Response within 24 weeks as measured by normalization of platelet count and white blood cell count, with a key secondary endpoint of TSS50 at 24 weeks.

As previously disclosed, in December 2020, we presented preliminary clinical and translational data for pelabresib as a monotherapy and in combination with ruxolitinib at the Annual Meeting of the American Society of Hematology, based on a September 29, 2020 data cutoff, that reflected an analysis of 63 1L patients and 94 2L or later patients. We believe that these preliminary data from MANIFEST suggest that pelabresib has the potential to offer meaningful benefits beyond the current standard of care in MF and may have disease-modifying effects.

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

We are currently conducting a Phase 1/2 clinical trial of CPI-0209 in patients with solid tumors and hematological malignancies. We recently determined the recommended Phase 2 dose for CPI-0209 as monotherapy to be a once daily oral dose of 350 mg based on data from the Phase 1 dose-escalation portion of the trial. For the Phase 2 proof of concept portion of the trial, we plan on evaluating the anti-tumor activity of CPI-0209 as a monotherapy in cohorts of patients with known ARID1A mutation with the following tumor types: relapsed urothelial carcinoma, relapsed ovarian clear cell carcinoma, relapsed endometrial carcinoma, as well as in patients with relapsed or refractory lymphomas of either B-cell or T-cell histology. We have opened enrollment for these four cohorts and the first patient has been dosed, and we plan to enroll up to 29 patients per cohort.  As part of our future development plans, we plan to add two additional cohorts to the Phase 2 portion of the trial that would include patients with malignant mesothelioma with known BAP1 loss who have progressed on one prior line of therapy, and patients with metastatic castration-resistant prostate cancer who have progressed on at least one androgen receptor signaling inhibitor (ARSi) and at least 1 taxane-based therapy. The goal of these cohorts is to confirm safety and establish the antitumor activity of CPI-0209 as a monotherapy for the tumor types enrolled. The primary endpoint of the trial is objective response rate.

CPI-1205

CPI-1205 is our first-generation EZH2 inhibitor.  In June 2020, we announced that we plan to discontinue development of CPI-1205 after completion of ProSTAR and to prioritize further clinical development of CPI-0209.  ProSTAR is a Phase 1b/2 clinical study evaluating CPI-1205 combined with enzalutamide or abiraterone in patients with metastatic castration-resistant prostate cancer (mCRPC).  The decision was based on a recent review of ProSTAR data, which did not demonstrate the definitive signal of activity necessary to advance the program into pivotal studies in mCRPC. We intend to present a full data set from ProSTAR in the future.

LSD1 Inhibitor – CPI-482

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

Clinical trial execution.  Throughout the COVID-19 pandemic, patient safety has remained paramount in the execution of our clinical trials.  MANIFEST, MANIFEST-2, and CPI-0209 clinical trials have remained open to enrollment throughout the COVID-19 pandemic. However, the pandemic has impacted and may continue to impact various aspects of our clinical trials.  For example, we have experienced enrollment delays for MANIFEST and delays in clinical trial site initiation for MANIFEST-2 due to disruptions and limited resources and staffing at some of our clinical sites in certain regions. Additionally, we have experienced some incidences of incomplete data collection and disruptions in monitoring visits in the MANIFEST and CPI-0209 clinical trials.  We are continuing to work with our clinical sites and third-party contractors to monitor and assess the impact of the pandemic on our clinical trials.

Manufacturing and Supply. While we are not currently experiencing supply chain disruptions in manufacturing for any of our product candidates, we have, in the past, experienced some disruption in our supply chain from our suppliers due to the COVID-19 pandemic. We experienced a brief delay in the third quarter of 2020 in the manufacturing of pelabresib tablets at a manufacturer in the United States due to COVID-19 safety policies at the manufacturing site. Our laboratory kit supplier is experiencing, and may continue to experience, supply chain issues due to the increased demand for kits associated with the pandemic.

Offices. We continue to implement policies at our office and laboratory space to mitigate the risk of exposure to COVID-19 by our personnel, including operating our laboratory facilities at reduced capacity with mandated safety protocols in place, maintaining a work-from-home policy for the majority of our non-laboratory personnel, and providing on-site testing for all lab personnel and employees who have access to our facility.

Financial Overview

As of March 31, 2021, we have funded our operations with the sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements, and proceeds from our public and private offerings of our common stock. Since our inception, we have incurred significant operating losses. Our ability to generate product revenue sufficient to achieve profitability, if ever, will depend heavily on the successful development and eventual commercialization of one or more of our product candidates. For the three months ended March 31, 2021, we reported a net loss of $40.1 million. As of March 31, 2021, we had an accumulated deficit of $485.8 million. We expect to continue to incur significant expenses and increasing operating losses for at least in the foreseeable future. We expect that our expenses and capital requirements will increase substantially in connection with our ongoing activities, particularly if and as we:

•	conduct our MANIFEST-2 trial and continue our MANIFEST trial, conduct our Phase 1/2 clinical trial of CPI-0209, and conduct IND-enabling studies of CPI-482;
•	advance our clinical-stage product candidates from mid-stage into later-stage trials;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $382.1 million. We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect. See “– Liquidity and Capital Resources.”

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

In July 2012, we entered into a Research, Development and Commercialization Agreement, or the LLS Agreement, with the Leukemia & Lymphoma Society, or LLS, pursuant to which LLS committed to provide funding to us for research and development services, conditional on (i) the achievement of milestones in accordance with the LLS Agreement and (ii) equal funding being provided by us. We recognize the nonrefundable payments received under the LLS Agreement as a reduction to the research and development expenses incurred, based on a proportional methodology comparing the total expenses incurred in the period under the project to the total expenses expected to be incurred under the project. Through December 31, 2020, we had received funding totaling $7.3 million from LLS upon the achievement of specified milestones, which were recorded as a reduction of our research and development expenses. There was no additional funding received in the three months ended March 31, 2021.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related costs, including stock-based compensation, for personnel in executive, finance and administrative functions. General and administrative expenses also include direct and allocated facility-related costs as well as professional fees for legal, patent, consulting, investor and public relations, accounting and audit services. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with our growing operations and any future commercialization and marketing activities.

Other Income (Expense)

Interest Income

Interest income consists of interest earned on our invested cash balances and associated with our marketable securities.

Interest Expense

Expense consists of interest expense on borrowings under the Hercules Loan Agreement, as well as amortization of debt discount and debt issuance costs, which was paid off in November 2020.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Operating expenses:
Research and development	$30,784	$20,075	$10,709
General and administrative	9,442	5,908	3,534
Total operating expenses	40,226	25,983	14,243
Loss from operations	(40,226)	(25,983)	(14,243)
Other income (expense):
Interest income	154	1,404	(1,250)
Interest expense	—	(850)	850
Total other income (expense), net	154	554	(400)
Loss before income taxes	(40,072)	(25,429)	(14,643)
Income tax expense	—	15	(15)
Net loss	$(40,072)	$(25,444)	$(14,628)

Research and Development Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Direct research and development expenses by program:
pelabresib	$12,107	$7,231	$4,876
CPI-0209	2,996	1,335	1,661
CPI-1205	904	2,230	(1,326)
Preclinical pipeline	2,220	911	1,309
Unallocated expenses:
Personnel related (including stock-based compensation)	10,040	6,158	3,882
Laboratory supplies and consumables	737	710	27
Facility related and other	1,780	1,500	280
Total research and development expenses	$30,784	$20,075	$10,709

Research and development expenses were $30.8 million for the three months ended March 31, 2021 compared to $20.1 million for the three months ended March 31, 2020.The increase in costs related to our pelabresib program was primarily due to the startup expenses for our MANIFEST-2 trial in the first quarter of 2021. The increase in costs related to our CPI-0209 program was primarily due to increases in process chemistry expenses and increases in clinical expenses as we expanded into the Phase 2 portion of the trial. The increase in costs of our preclinical pipeline was primarily due to increased external expenses due to the stage of preclinical assets, including our LSD1 inhibitor. The decrease in costs related to our CPI-1205 program was primarily due to lower expenses in our ProSTAR trial due to the closure of the trial.

The increase in personnel related costs was primarily due to overall increase in headcount in the first quarter of 2021. Personnel related costs for the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $2.3 million and $1.0 million, respectively.

General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Personnel related (including stock-based compensation)	$6,220	$3,449	$2,771
Professional and consultant fees	1,638	1,066	572
Facility related and other	1,584	1,393	191
Total general and administrative expenses	$9,442	$5,908	$3,534

General and administrative expenses for the three months ended March 31, 2021 were $9.4 million, compared to $5.9 million for the three months ended March 31, 2020. The increase was primarily due to an increase in personnel related costs, which was primarily due to increased headcount and increased stock-based compensation expense in 2021. Personnel related costs for the three months ended March 31, 2021 and 2020 included stock-based compensation expense of $3.2 million and $1.6 million, respectively. Professional and consultant fees also increased due to supporting our growing operations, future commercialization and marketing activities.

Other Income (Expense)

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2021 and $1.4 million for the three months ended March 31, 2020.

Interest Expense

Interest expense were $0.0 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, consisted primarily of cash and non-cash interest related to the Hercules Loan Agreement, which we paid off in November 2020.

Income Tax Expense

Income tax expense were $0.0 million and less than $0.1 million for the three months ended March 31, 2021 and 2020, respectively, consisted of income tax accrued for the interest income associated with our marketable securities.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. As of March 31, 2021, we have financed our operations primarily through sales of our preferred stock, payments received in connection with our collaboration and research agreements, borrowings under loan agreements, and proceeds from sales of public and private offerings of our common stock. As of March 31, 2021, we had cash, cash equivalents and marketable securities of $382.1 million.

Cash Flows

The following table summarizes our sources and uses of cash for each of the periods presented:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash used in operating activities	$(39,738)	$(26,030)
Cash used in investing activities	(11,207)	(118,749)
Cash provided by financing activities	1,235	911
Net decrease in cash, cash equivalents and restricted cash	$(49,710)	$(143,868)

Operating Activities

During the three months ended March 31, 2021, net cash used in operating activities was $39.7 million, primarily resulting from our net loss of $40.1 million, and changes in our operating assets and liabilities of $5.6 million, partially offset by net non-cash expenses of $6.0 million. Changes in our operating assets and liabilities for the three months ended March 31, 2021 consisted primarily of $5.4 million decrease in accounts payable, $0.7 million increase in prepaid expenses and other current assets, and $0.2 million increase in net changes of operating lease, right-of-use assets and operating lease liabilities and other assets, offset by $0.6 million increase in accrued expenses and other current liabilities.

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

Investing Activities

During the three months ended March 31, 2021 and 2020, net cash used in investing activities was $11.2 million and $118.7 million, respectively, due to cash investment in marketable securities and new purchases of research and development equipment, partially offset by the proceeds from maturities and sales of marketable securities.

Financing Activities

During the three months ended March 31, 2021 and 2020 net cash provided by financing activities consisted primarily of net proceeds from exercise of stock options of $1.2 million and $0.9 million, respectively.

Loan and Security Agreement

On March 20, 2019, we entered into a loan agreement with Hercules (the “Loan Agreement”), under a term loan facility, pursuant to which we could borrow up to $40.0 million. We had borrowed $30.0 million under the Loan Agreement. The term loan bore interest at an annual rate equal to the greater of 8.55% and the prime rate of interest plus 2.55%. The Loan Agreement provided for interest-only payments until April 30, 2021, and repayment of the aggregate outstanding principal balance of the term loan in monthly installments starting on May 1, 2021 and continuing through April 1, 2023 (the “Maturity Date”). In addition, we paid a fee of $0.3 million upon closing and were required to pay a fee of 6.35% of the aggregate advances under the Loan Agreement at maturity.

On November 3, 2020, we repaid in full all principal, accrued and unpaid interest, fees, costs and expenses owed under the Loan Agreement, in an aggregate amount of approximately $32.2 million.

At-the-Market Offering

In August 2019, we entered into an Open Market Sale Agreement with Jefferies LLC, under which we may offer and sell, from time to time, shares of our common stock having aggregate gross proceeds of up to $50.0 million through Jefferies as sales agent. Any such sales being made by any method that is deemed an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Jefferies LLC a commission of up to 3% of the gross proceeds of any sales of common stock pursuant to the Sales Agreement. During the three months ended March 31, 2021, we did not sell any shares under the Sales Agreement.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing activities, particularly as we advance the preclinical activities and clinical trials for our product candidates in development. In addition, we expect to incur additional costs associated with our growing operations, future commercialization and marketing activities. The timing and amount of our operating expenditures will depend largely on:

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

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $382.1 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. We have based these estimates on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we expect.

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

Contractual Obligations and Commitments

In our 2020 Form 10-K Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Contractual Obligations and Commitments”, we have described our commitments and contingencies. There were no material changes to our total contractual commitments and obligations during the three months ended March 31, 2021.

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that of our critical accounting policies described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), the following involve the most judgment and complexity:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $382.1 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation would generally affect us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and the year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the COVID-19 pandemic, certain of our employees began working remotely in March 2020.  We have not identified any material changes in our internal control over financial reporting as a result of these changes to the working environment. We have been and will continue to monitor and assess the COVID-19 pandemic to determine any potential impacts on our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal matters or claims and did not have contingency reserves established for any litigation liabilities as of March 31, 2021 or December 31, 2020.

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

Risks related to our financial position and need for additional capital

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $40.1 million for the three months ended March 31, 2021, $126.4 million for the year ended December 31, 2020. As of March 31, 2021, we had an accumulated deficit of $485.8 million. To date, we have financed our operations primarily though sales of convertible preferred stock, payments received in connection with collaboration agreements, borrowings under loan agreements and proceeds from our public and private offerings of our common stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies. We are still in the early stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses for the foreseeable future. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue to advance our goal of becoming a fully integrated pharmaceutical company, with a broad pipeline of hematology and oncology development and discovery programs, as well as potential commercial products, including as we:

•

advance our MANIFEST-2 trial, and other aspects of pivotal development of pelabresib (CPI-0610), continue our MANIFEST trial and our Phase 1/2 clinical trial of CPI-0209, our second-generation EZH2 inhibitor, and complete IND-enabling studies of CPI-482, our LSD1 inhibitor;

•	advance certain of our clinical-stage product candidates into later stage trials;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates, including pelabresib, that successfully complete clinical trials;
•	begin to establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain regulatory approval;
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

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates, and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Our expenses will increase if, among other things:

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

We expect to devote substantial financial resources to our ongoing and planned activities, particularly as we continue our Phase 2 clinical trial of pelabresib, MANIFEST, our Phase 3 clinical trial of pelabresib, MANIFEST-2, our Phase 1/2 clinical trial of CPI-0209, complete our Phase 1b/2 clinical trial of CPI-1205, and proceed with our IND-enabling studies for CPI-482. We plan to continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these and other product candidates, and we also plan to build out our organization for the potential commercialization of pelabresib.  We expect our expenses to increase substantially in connection with our ongoing activities. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Furthermore, we will incur additional costs associated with operating as a more mature public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce, or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	the progress, costs, and results of our on-going clinical trials;
•	the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for any other product candidates we may develop in the future;
•	the number and development requirements of other product candidates that we pursue;
•	the costs, timing, and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain strategic collaborations, licensing, or other arrangements and the financial terms of such arrangements;
•	milestones and other collaboration-based revenues, if any;
•

the costs and timing of future commercialization activities, including infrastructure build out, product manufacturing, marketing, sales, and distribution, for any of our product candidates for which we receive marketing approval;

•	the amount and timing of revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•

the costs and timing of preparing, filing, and prosecuting patent applications, maintaining and enforcing our intellectual property and proprietary rights, and defending any intellectual property-related claims;

•	the impact of the COVID-19 pandemic on our business and operations; and
•	the extent to which we acquire or in-license other products, product candidates, or technologies.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of approximately $382.1 million. We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our planned operating expenses and capital expenditure requirements into mid-2023. However, we have based these estimates on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of commercially available products, which we do not anticipate for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce, or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution, or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling, or licensing our assets, making capital expenditures, or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

In addition, as our business grows, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

As of December 31, 2020, we had federal net operating loss carryforwards of $440.5 million and federal research and development tax credit carryforwards of $19.5 million, some of which will, if not utilized, begin to expire in 2028. To the extent that they expire unused, these net operating loss and tax credit carryforwards will not be available to offset our future income tax liabilities. Federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely.

In general, under Sections 382 and 383 of the Code and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryforwards to reduce its tax liability for post-change periods may be limited.

As of December 31, 2020, we performed an analysis and determined that we experienced ownership changes under Section 382 of the Code prior thereto. We currently expect that approximately $14.3 million and approximately $7.2 million of the Company’s currently unexpired net operating loss and tax credit carryforwards, respectively, may be unavailable for utilization within their applicable carryforward periods based on the annual limitation under Section 382.

We also may experience ownership changes in the future as a result of shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryforward. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine in the future that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is further limited, or if our research and development carryforwards are adjusted, our ability to use those attributes to offset future income tax liabilities would be limited.

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

Risks Related to the Discovery and Development of our Product Candidates

The ongoing COVID-19 pandemic has affected and may continue to affect our ability to conduct our ongoing clinical trials, including delays in site initiation and patient enrollment, as well as incomplete data collection at some sites.  It may also disrupt regulatory activities or have other adverse effects on our business and operations. In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital.

The COVID-19 pandemic and government measures taken in response to it have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The COVID-19 pandemic has disrupted the normal operations of business across industries, including ours, and the future progression of the pandemic and its effects on our business and operations remain uncertain.

We and our third-party contract manufacturers, contract research organizations, and clinical sites have experienced, and may continue to experience, disruptions in supply of product candidates and/or procuring items that are essential for our research and development activities, including raw materials used in the manufacturing of our product candidates, medical and laboratory supplies used in our clinical trials or preclinical studies, or animals that are used for preclinical testing, in each case, for which there may be shortages because of ongoing efforts to address the outbreak. For instance, in the third quarter of 2020, we experienced delays in our product manufacturing supply chain. While these delays have not materially impacted our overall manufacturing supply chain operations to date, we continue to work toward establishing backup sources of supply and manufacturing for all of our product candidates to avoid any future disruption in the supply chain from the COVID-19 pandemic, and any potential future outbreak or further disruptions or delays in receiving supplies of our product candidates or the supplies used in the conduct of our clinical trials could have a material adverse impact on our clinical trial plans and business operations.

Additionally, most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials are being impacted and may continue to be impacted.  For example, we have experienced delays in enrollment for MANIFEST and delays in clinical trial site initiation for MANIFEST-2 due to disruptions and limited resources and staffing at some of our clinical sites in certain regions.  Additionally, we have experienced some incidences of incomplete data collection due to missed study visits, as well as disruptions in monitoring visits in the MANIFEST and CPI-0209 clinical trials due to safety protocols at clinical trial sites that restrict on-site monitoring and limitations on remote monitoring at certain sites. We cannot predict how long or impactful these delays may be on our clinical trials. We are facing, and may continue to face, slow-downs due to periods of government lockdown in certain locations, hospital staff re-deployment to COVID-19 patients and/or prioritization of COVID-19-related clinical trials, staffing shortages at our clinical trial sites and third-party contractors, and disruptions in sourcing the laboratory kits used to collect biologic samples in our clinical trials due to the increased demand for kits associated with the pandemic. An inability to obtain such laboratory kits could result in delays in initiating certain sites and patient enrollment, as investigators may be hesitant to initiate patients in our clinical trials without the trial-specific sample collection kits, as well as an increased risk of potential data loss from enrolled patients.

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

Additionally, the impact of the COVID-19 pandemic in Massachusetts has resulted in capacity limitations at our facilities and laboratory. Any prolonged capacity limitations or future facility closures may substantially impact our research and other business activities as well as the morale of our employees.  Furthermore, any negative impact that the outbreak has on the ability of our contract research organizations to deliver data sets and execute on experimentation could cause substantial delays for our discovery activities and materially impact our ability to fuel our pipeline with new product candidates.

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

As per FDA guidance, we conducted a long-term toxicology study in rats that were administered CPI-1205. The final reports from the 90-day repeat-dose toxicology study indicated once daily oral administration of CPI-1205 in the main study group rats resulted in malignant T-cell lymphoma in four out of ten female rats in the high dose (300 mg/kg/day) group. This finding was not observed in male rats.  Although lymphoma can occur spontaneously in young rats, these findings were considered related to administration of CPI-1205 due to the high incidence in the females at 300 mg/kg/day relative to controls.  As of January 13, 2021, a total of 211 patients had been treated with CPI-1205 in clinical trials.  Based on a review of all treatment-emergent adverse events reported by 211 patients as of January 13, 2021, there were no findings of secondary hematological malignancies. We notified the FDA of these preclinical toxicology findings and updated our investigator brochure and informed consent form for CPI-1205 to include information about the findings of the toxicology study.

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

All of our product candidates are still in development.  We are currently developing pelabresib for the treatment of MF in Phase 2 and Phase 3 clinical trials and exploring it for the treatment of ET in Arm 4 of our Phase 2 clinical trial, and we are conducting a Phase 1/2 clinical trial for our second generation EZH2 inhibitor CPI-0209. Additional product candidates are still in preclinical development, with CPI-482 in IND-enabling studies. We previously announced that we will not be advancing CPI-1205 beyond the ongoing clinical trial. We have invested substantially efforts and financial resources in our integrated epigenetics platform to discover and develop new drugs that selectively modulate gene expression that may lead to the killing or reprogramming of cancer cells or result in anti-tumor immune activity. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

Most of our clinical trial sites are in areas affected by COVID-19 and, as a result, our trials are being impacted.  See the Risk Factor above entitled “The ongoing COVID-19 pandemic has affected and may continue to affect our ability to conduct our ongoing clinical trials, including delays in site initiation and patient enrollment, as well as incomplete data collection at some sites.  It may also disrupt regulatory activities or have other adverse effects on our business and operations.  In addition, this pandemic has adversely impacted economies worldwide, which could result in adverse effects on our business, operations and ability to raise capital.” Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

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

We are conducting MANIFEST-2, our pivotal Phase 3 clinical trial of pelabresib in combination with ruxolitinib, which is marketed by Incyte, Inc., and is currently approved to treat intermediate or high-risk MF, for the treatment of intermediate or high risk MF patients not previously treated with ruxolitinib.  We are also conducting a Phase 2 clinical trial of pelabresib as a monotherapy or in combination with ruxolitinib in intermediate or high-risk MF patients who are ineligible for, intolerant to, or refractory to, ruxolitinib. We may commence additional clinical trials of our product candidates in combination with other approved therapeutics. We may also seek to develop our product candidates in combination with other therapeutics in the future.

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

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. For example, in June 2020, we announced that we plan to discontinue development of CPI-1205 after completion of ProSTAR and to prioritize further clinical development of CPI-0209. The decision was based on a review of ProSTAR data, which we determined did not demonstrate the definitive signal of activity necessary to advance the program into pivotal studies in patients with mCRPC. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

In addition, these third parties may be adversely affected by the COVID-19 pandemic. For instance, we previously disclosed a delay of supply of raw materials necessary to manufacture pelabresib from one of our contract manufacturers in China, a delay of supply of drug substance necessary to manufacture CPI-0209 from one of our contract manufacturers in India, and a delay in the manufacturing of pelabresib tablets at a manufacturer in the US due to COVID-19 safety policies at the manufacturing site. While these delays did not materially impact our overall manufacturing supply chain operations, any future disruption in the supply chain from the COVID-19 pandemic, or any potential future outbreak could have a material adverse impact on our clinical trial plans and business operations.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. For example, in the second quarter of 2020, we experienced a delay in batch release for pelabresib due to an extended testing period to rule out specification impurities.  The matter was resolved, and the batch was subsequently released.  However, if we had been unable to release this batch of pelabresib, our ability to timely complete the MANIFEST clinical trial may have been materially affected. In addition to our primary supply chain, we currently do not have alternative suppliers established to provide secondary sources of bulk starting materials and drug substance for all of our product candidates. If our current contract manufacturers or sources of drug substance cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement, and we may not be able to enter into agreements with such alternative manufacturers on terms that are favorable to us.

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

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner, or at all. If any collaborations that we enter into do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product candidates could be delayed, and we may need additional resources to develop our product candidates. All of the risks relating to product development, regulatory approval and commercialization described herein also apply to the activities of our collaborators.

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

In the United States, depending upon the timing, duration, and specifics of any FDA marketing approval of a product candidate, the patent term of a patent that covers an FDA-approved drug may be eligible for limited patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a date which is 14 years from the date of product approval, and only one patent applicable to an approved drug may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. While, in the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates, there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of the relevant patents, or otherwise failing to satisfy applicable requirements. If we are unable to obtain any patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following the expiration of our patent rights, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and may also have an advantage in such proceedings due to their more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of intellectual property litigation or other proceedings could compromise our ability to compete in the marketplace.

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

We are party to license and funding agreements that impose, and we may enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. If we fail to comply with such obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements or require us to grant them certain rights. Such an occurrence could materially adversely affect the value of any product candidate being developed under any such agreement. For example, under the LLS Agreement, we are required to use commercially reasonable efforts to research, develop and commercialize pelabresib. If we fail to meet the foregoing obligation, then, under certain circumstances, LLS may terminate the LLS Agreement and may exercise the exclusive, sublicensable and worldwide license we granted LLS conditionally in and to certain of our intellectual property to develop and commercialize pelabresib. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our licensors may have relied on third-party consultants or collaborators or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents and patent applications we in-licensed. If third parties have ownership rights to our in-licensed patents, they may be able to license such patents to our competitors, and our competitors could market competing products and technology. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming, and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

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

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  On January 28, 2021, however, President Biden issued a new Executive Order that directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access.  Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

The price of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.

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

Although we maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Further, with respect to the operations of our current and any future third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of our product candidates or products. In addition, our supply chain may be adversely impacted if any of our third-party contract manufacturers become subject to injunctions or other sanctions as a result of their non-compliance with environmental, health and safety laws and regulations.

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

We may in the future operate in jurisdictions that pose a high risk of potential Bribery Act or FCPA violations, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under the Bribery Act, FCPA or local anti-corruption laws. In addition, we cannot predict the nature, scope, or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. If we expand our operations outside of the United States, we will need to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, legal and sales and marketing personnel will also be critical to our success. Although we have a robust process for interviewing and hiring personnel, there is no guarantee that we will be able to recruit and hire qualified individuals to fill key functions, or that the individuals we hire will fulfill the obligations we employ them for, or that they will fit within our organizational culture. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

We have been expanding our development and regulatory capabilities and beginning to build out our pre-commercial infrastructure, including potentially implementing sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

As of April 30, 2021, our executive officers, directors and principal stockholders, in the aggregate, beneficially owned shares representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they could substantially impact matters submitted to our stockholders for approval, as well as our management and affairs.

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

The price of our common stock is volatile and fluctuates substantially, which could result in substantial losses for our stockholders

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the period from July 18, 2018 to April 30, 2021, the closing price of our common stock ranged from a high of $49.79 per share to a low of $4.01 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in clinical trials of our product candidates or those of our competitors;
•	results of discussions with regulatory authorities and regulatory actions with respect to our product candidates or our competitors’ products and product candidates;
•	our success in commercializing our product candidates, if and when approved;
•	the success of competitive products or technologies;
•	the effect of the COVID-19 pandemic on the healthcare system and the economy generally and on our clinical trials and other operations specifically;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto authorized.

CONSTELLATION PHARMACEUTICALS, INC.

Date: May 10, 2021	By:	/s/ Jigar Raythatha
Jigar Raythatha
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Emma Reeve
Emma Reeve
Chief Financial Officer
(Principal Financial and Accounting Officer)